Form 10QSB
period 1999-11-30
AZTEC COMMUNICATIONS GROUP INC
filed 2000-10-10
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended November 30,1999
                                       or

               Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________

                        Commission file number: 33-3349
                            _______________________


                                 AZTEC COMMUNICATION GROUP, INC.
             (Exact name of Registrant as specified in its charter)


                  Utah
87-0439834
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

           3730 Kirby, Suite 1200                                  77098
               Houston, Texas                                   (Zip Code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (281) 587-4645
                            _______________________

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ . No X .

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 1999 was 7,948,100

 Transitional Small Business Disclosure Format (check one):  Yes ____ .  No
X.

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements.

 The information required by this Item 1 appears on pages 5 through 6 of this Report, and is incorporated herein by reference.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 The Registrant has had no material business operations since 1990. The Registrant has had no revenues since 1990.

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                 ----------------------------------------

                                     Page

                                     ----
 (1)     Balance Sheet-for the Years Ended August 31, 2000....  . . . . . . .
 . . . . . . . . . . . . . . . . . ..5
          Notes to Consolidated Financial Statements as of August 31, 2000....
 . . . . . . . . . . . . . . 10


         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.


 (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.



Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------

3(a)* Articles of Incorporation of Aztec Communication Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.

    3(b)* 10-KSB for the year ended August 31, 2000, filed October 9, 2000. Commission File No.33-3349.

                      Computation of Per Share Earnings.

                      Financial Data Schedule.

   (b)     Reports on Form 8-K.  None.
           -------------------

   (c)     Financial Statement Schedules.
           -----------------------------

           No schedules are required as all information required has been presented in the audited financial statements.

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Aztec Communication Group, Inc.

                                              By /s/  L. Mychal Jefferson
II

-----------------------------------
                                              L. Mychal Jefferson II,
President

October 9, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, October 9, 2000
               President and Director


      /s/ John Schwarz     Treasurer and Director                 October 9,
2000

      /s/ Monica W. JeffersonSecretary and Director     October 9, 2000


Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

August 31, 2000 & 1999



Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 1999 and the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2000 and 1999, and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2000 and the year ended August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at August 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas
October 9,
/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
5
/* WordPerfect Structure - Footer A Ending */
 2000


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31, 2000 and 1999


          August      August
          31, 2000      31, 1999

     Assets

Current Assets$     -0- $     -0-

     Total Assets$     -0- $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable$     5000 $     4900

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding     7,948           7,948
     Paid In Capital      1,951589      1,951,589
     Deficit Accumulated in the Development Stage(     1,964,537)(
1,964,437)

     Total Stockholders' Equity(     5000)(     4900)

     Total Liabilities & Stockholders' Equity$     -0- $     -0-
      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2000 and the Year Ended August 31, 1999

          Accumulated      1999

Revenues     $     -0- $     -0- $

Expenses

     Filings & Fees     5000      100
     Interest Expenses     -0-      -0-
     Advertising Activities     -0-      -0-
     Programing Activities     -0-      -0-
     Administrative Expenses     -0-      -0-
     Loss of Subsidiaries Assets     1,959,537      -0-

     Total Expenses     1,964,537      100

     Net Loss   ($1,964,537)           ($     100)

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, August 31, 2000     7,948,100 $     7,948 $     1,951,589
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2000 and the Year Ended August 31, 1999,

          Accumulated      1999
Cash Flows from Operating Activities

     Net Loss ($     1,964,537)($     100)
     Loss on Subsidiaries Assets     1,959,537      -0-
     Amortization     -0-      -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable     5000      100

     Net Cash Used by Operating
     Activities(     -0-)     -0-

Cash Flows from Investing Activities
     Organization Costs(     -0-)     -0-
     Net Cash Used in Investing
     Activities(     -0-)     -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock     -0-      -0-
     Contributed Capital     -0-      -0-
     Cash from Revenue Acquisition     -0-      -0-

     Net Cash Provided by
     Financing Activities     -0-      -0-

     Net Increase (Decrease)
     In Cash     -0-      -0-

     Cash at Beginning of Period     -0-      -0-

     Cash at End of Period$     -0- $     -0-









Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE #1 - Organization

Aztec Communications Group,, Inc., (Aztec Communications Group,) was organized in the state of Utah on January 24, 1986. The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Utah.

NOTE #2 - Significant Accounting Policies

A.The Company uses the accrual method of accounting.
B.Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C.The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D.Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an anti-dilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.Inventories:   Inventories are stated at the lower of cost, determined by the FIFO method or market.
F.Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.Estimates:   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued-

NOTE 3# - Income Taxes

Aztec Communications Group,, Inc., has adopted SFAS 109 to account for income taxes. Aztec Communications Group,, Inc., currently has no issues that create timing differences that would mandate deferred tax expense. Net operating losses would create possible tax assets in future years. Due to the uncertainty as to the utilization of net operating loss carry forwards an evaluation allowance has been made to the extent of any tax benefit that net operating losses may generate. Subsequent to the report Aztec Communications Group, had a change in officers and a change in control. When control of an entity changes net operating losses generally can be used only by the tax payer (Officers) who sustained the losses. There can be no assurance that the net operating losses sustained before the change in control will be available for future benefits.

Aztec Communications Group,, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          Year of Loss           Amount           Expiration Date
          1986 - 2000$     1,964,537      2007 - 2008

                         1998
     Current Tax Asset Value of Net Operating Loss Carry forwards
          at Current Prevailing Federal Tax Rate      $     667,943
     Evaluation Allowance      (     667,943)
               Net Tax Asset$     -0-

               Current Income Tax Expense     -0-
               Deferred Income Tax Benefit     -0-

NOTE #4 - Going Concern

Aztec Communications Group,, Inc., has no assets and no operations from which it can obtain working capital. Aztec Communications Group,, Inc., recognizes that it must find a source of working capital or Aztec Communications Group,, Inc., may not be able to continue its existence. Current officers of Aztec Communications Group,, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

NOTE #5 - Stockholders' Equity

Aztec Communications Group,, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock. Pursuant to Form S-18 Registration statement Aztec Communications Group, Inc., issued 1,266,750 shares at $0.10 per share for gross proceeds of $126,675 cost of the offering was $12,500.In the year ended August 31, 1987, Aztec Communications Group, Inc., issued 6,181,350 shares in a reverse acquisition transaction with Lloyd Communications Inc.., and Subsidiaries, a Illinois Corporation, and Golden Circle Broadcasting, Inc., a
Tennessee Corporation   Lloyd Communications Inc., and Subsidiaries, ceased
operations in 1989 and were suspended by the state of Illinois for failure to file an Annual Report in 1991.

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued

 NOTE #6 - Subsequent Events

On April 21, 2000, Aztec Communications Group, Inc., held a special shareholders meeting to reorganize the Company. The Officers of Aztec Communications Group, Inc., prior to the meeting submitted their resignations and new Officers and Board Members were elected. At the meeting shareholders approved a one for two (1 for 2) share reverse split and the dividending of any and all subsidiaries. The Board expects to ratify and enact the reverse split and the dividends during the company's fiscal year ending 2001.





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
[PERIOD-END]                                    NOV-30-1999
[CASH]                                                                     0
[SECURITIES]                                                         0
[RECEIVABLES]                                                     0
[ALLOWANCES]                                                     0
[INVENTORY]                                                         0
[CURRENT-ASSETS]                                              0
[PP&E]                                                                      0
[DEPRECIATION]                                                    0
[TOTAL-ASSETS]                                                    0
[CURRENT-LIABILITIES]                                 5000
[BONDS]                                                                   0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                                          0
[COMMON]                                                       7,948
[OTHER-SE]                                                             0
[TOTAL-LIABILITY-AND-EQUITY]                      0
[SALES]                                                                    0
[TOTAL-REVENUES]                                              0
[CGS]
0
[TOTAL-COSTS]                                                      0
[OTHER-EXPENSES]                                               0
[LOSS-PROVISION]                                                 0
[INTEREST-EXPENSE]                                            0
[INCOME-PRETAX]                                                  0
[INCOME-TAX]                                                         0
[INCOME-CONTINUING]                                         0
[DISCONTINUED]                                                     0
[EXTRAORDINARY]                                                 0
[CHANGES]                                                                0
[NET-INCOME]                                                          0
[EPS-BASIC]                                                      .00
[EPS-DILUTED]                                                       .00