Form 10QSB
period 2000-02-28
AZTEC COMMUNICATIONS GROUP INC
filed 2000-10-10
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended February 28, 2000
                                       or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 28, 2000 was 7,948,100

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





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
[PERIOD-END]                                    FEB-28-2000
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