Form 10QSB
period 2000-05-31
AZTEC COMMUNICATIONS GROUP INC
filed 2000-10-10
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 2000
                                       or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2000 was 7,948,100

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

    3(b)* 10-KSB for the year ended August 31, 2000, filed October 9, 2000. Commission File No.33-3349.

                      Computation of Per Share Earnings.

                      Financial Data Schedule.

   (b)     Reports on Form 8-K.

 On March 16, 2000, the Registrant held a special Board meeting to discuss the reorganization of the Company. Notice of the meeting was waived. After calling the meeting to order the Chairman for the meeting, Andrew Palmquist, appointed
L. Mychal Jefferson II, as Chairman, Chief Executive Officer and President, and appointed John Schwarz and Monica Jefferson as directors in accordance with the bylaws. Mr. Palmquist also announced that the new Board would start the process of reorganizing and capitalizing the Company. A press release about the meeting results was filed with Biz-wire, Inc. The President thereupon declared that the resolution(s) had been duly adopted. There being no further business, upon motion, the meeting was adjourned.
 .
           -------------------

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





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
[PERIOD-END]                                    MAY-31-2000
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