Form 10KSB
period 2000-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2000-10-10
CIK 789606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2000

                                            OR

       [ ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 33-3349
AZTEC COMMUNICATIONS GROUP, INC.
(NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

           UTAH                                          87-0439834
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

3730 KIRBY SUITE 1200
HOUSTON, TEXAS 77098
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

        ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (281) 587-4645.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE
ACT:                  COMMON STOCK, PAR VALUE $0.001 PER SHARE.

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES . NO X .


         CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO
ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

THE ISSUER HAD NO REVENUES IN ITS MOST RECENT FISCAL YEAR.

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF AUGUST 31, 2000 WAS: $0.00

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF AUGUST 31, 2000 WAS: 7,948,100.

         DOCUMENTS INCORPORATED BY REFERENCE: YES.



























                               TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . ....................... . 1
         Item 1.  Description of Business . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ........... .1
                  General . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . ........................ . . . . . 1
                  Employees . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ......................1
                  Executive Officers of the Registrant. . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . .  . . . . . ....1
         Item 2.  Description of Property . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .  . . . .  . . . . ...1
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . .. . 1
         Item 4.  Submission of Matters to a Vote of Security Holders . . . .
 . . . . . . . . . . . . . . . ... . 1
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 2
         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters . . . 2
         Item 6.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .............3
                  General   . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ....................... .3
                  Liquidity   . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......................3
                  Results of Operations . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ................4
         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ..............4
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . ... ............... 4
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ...................... 4
         Item 9   Directors, Executive Officers, Promoters and Control
Persons;
                         Compliance With Section 16(a) of the Exchange Act. .
 . . . . . . . . . . . . . . . . . . . 4
         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......5
                         Compensation of Directors  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ............ 5
         Item 11. Security Ownership of Certain Beneficial Owners and
Management .  . . . . .. . . . .5
         Item 12. Certain Relationships and Related Transactions  . . . . . .
 . . . . . . . . . . . . . . . . . . . .6
         Item 13. Exhibits and Reports on Form 8-K .  . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..6
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..............7














PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

         Aztec Communications Group, Inc., (the "Company" or the "Registrant") is a Utah corporation. As used herein, the terms the "Company" and the "Registrant" refer to the Company, unless the context otherwise requires.

         For financial information regarding the segments of the Registrant's operations, see the information contained in the Consolidated Financial Statements incorporated by reference in Item 7 hereof. The Registrant has not had any revenues since 1990.

         The Registrant was incorporated on January 24, 1986 under the name of Aztec Communications Group, Inc., Inc. as a development stage company. In August 1987, the Registrant participated in the broadcast and television business through its then wholly-owned subsidiary, Lloyd Communications, Inc., a Illinois corporation and Golden Circle Broadcasting Inc., a Tennessee corporation. As a result of adverse business circumstances, the company sold all its business operations, and no material business operations have been conducted by the Registrant since 1990.

EMPLOYEES

     At August 31, 2000 the Registrant had no employees.

EXECUTIVE OFFICERS OF THE REGISTRANT

     At August 31, 2000, the Registrant had no executive officers.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Not applicable.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time, the Registrant is or will be involved in litigation relating to claims arising out of its operations in the normal course of its business. The Registrant believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not Applicable.

 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Registrant's Common Stock trades on the OTC Pink Sheets of the National Association of Securities Dealers, Inc. (the "NASD") in the United States. The range of the high and low bid information for the Common Stock for each full quarterly period within the two most recent fiscal years is shown on the following table. As of August 31, 2000, the Registrant was authorized to issue 50,000,000 shares of the Common Stock, of which there were issued and outstanding 7,948,100 shares.


         COMMON STOCK

            BID PRICE

---------------------- ------------------------
 Fiscal Year 1999
Low                     High
 ------------------
---------------------- ------------------------

 First
Quarter
$0.00                $0.00
 Second Quarter
$0.00                $0.00
 Third
Quarter
$0.00                $0.00
 Fourth Quarter
$0.00                $0.00


Fiscal Year 2000
Low                     High
 ------------------
---------------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00


         As of September 30 2000 the high and low bids with respect to the price of the Common Stock were no trades made.

         As of August 31, 2000, there were 75 holders of record of the Common Stock.







ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of the Registrant's financial condition and results of operations. This discussion should be read in conjunction with the Consolidated Financial Statements of the Registrant appearing under Item 7 of this Report. Statements contained in this "Management's Discussion and Analysis of Financial Conditions and Results of Operations," which are not historical facts may be forward-looking statements. Such information involves risks and uncertainties, including those created by general market conditions, competition and the possibility that events may occur which could limit the ability of the Registrant to maintain or improve its operating results or execute its primary growth strategy. Although management believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can therefore be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by management or any other person that the objectives and plans of the Registrant will be achieved. Moreover, such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements that speak only as of the date hereof.

GENERAL

         Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Currently the company is a development stage corporation.

LIQUIDITY AND CAPITAL RESOURCES

         In order to complete the any acquisitions, the Registrant will require additional funding. Management believes that this funding is available through investment bankers who may expressed an interest in providing equity and debt funding. There can be no assurance as to the availability or terms of this financing.

Certain transactions may require the Registrant to incur additional debt, and the degree to which the Registrant may be leveraged could have important consequences, including the following: (i) the possible impairment of the Registrant's ability to obtain financing in the future for potential acquisitions, working capital, capital expenditures or general corporate purposes; (ii) the necessity for a substantial portion of the Registrant's cash flow from operations to be dedicated to the payment of principal and interest on its indebtedness; (iii) the potential for increased interest expense due to fluctuations in interest rates; and (iv) the potential for increased vulnerability of the Registrant to economic downturns and possible limitation of its ability to withstand competitive pressures. The Registrant's ability to meet its debt service obligations will be dependent upon the Registrant's future performance, which will be subject to general economic conditions and to financial, business and other factors affecting the operations of the Registrant, many of which are beyond its control.

RESULTS OF OPERATIONS

         The Registrant has generated no revenues since 1990, and has had no activity since 1990.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this Item 7 appears on pages 10 through
12
of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

 PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information set forth under "Item 1. Description of Business -Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, there are no officers of the Registrant..

              In the years prior to August 31, 2000, various officers and directors of the Registrant have failed to file a Form 3 on a timely basis upon becoming an executive officer and director of the Registrant.

         Set forth below are the directors of the Registrant, together with their ages as of the date of this Report. Each director is elected for a one year term and serves until his successor is elected and qualified.

            Name                         Age
Position                        Director Since
             ----                              ---
--------                        --------------
L. Mychal Jefferson II 31Chairman, Chief Executive Officer,       March 16,
2000
               President and Director


 John Schwarz38Treasurer and Director               March 16, 2000

 Monica W. Jefferson25Secretary and Director  March 16, 2000

         Certain information with respect to the members of the Board of Directors of the Registrant is set forth above in "Item 1. Description of Business - Executive Officers of the Registrant."

ITEM 10. EXECUTIVE COMPENSATION.

         Since 1990, the Registrant has not paid salaries or other form compensation to any of its officers or directors.

COMPENSATION OF DIRECTORS

         The Registrant does not compensate any of its directors for their services to the Registrant as directors. However, the Registrant does reimburse its directors for expenses incurred in attending board meetings.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at August 31, 2000 (i) each person who owns beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group.

Shares Beneficially Owned
-------------------------
                  Name of Beneficial Owner (1)
Number             Percent (2)
                  -----------------------
------             -------

Lloyd American 4,646,670  58.46
Kim A. Carlson 1,534,680  19.31

     All directors and
officers                                                         --  --
       as a group (N/A)

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of August 31, 2000 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of August 31, 2000 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.




ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Documents Filed with this Report.

         (1) Consolidated Financial Statements, Aztec Communications Group, Inc. and subsidiary companies--
                   Report of Gwendolyn J. Giles, CFE, CPA, independent
certified public accountant, dated October 9, 2000...... . . . . . . . . . . .
 . . . . .  . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . . . . .
 .  .11
                  Balance Sheet-for the Years Ended August 31, 2000 .... . . .
 . . . . . . . . . . . . . . . . ...12                       Notes to
Consolidated Financial Statements as of August 31, 2000 ..... . . . . . . . .
17

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2) Exhibits-- The exhibits indicated by an asterisk (*) are incorporated by reference.

   EXHIBIT NO.                                        IDENTIFICATION OF
EXHIBIT
   -----------
-------------------------
  3(a)* Articles of Incorporation of Aztec Communications Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.

      23(a)*         Consent of Gwendolyn J. Giles, CFE, CPA, certified public
accountants.

      27*              Financial Data Schedule.

         (b)*   8-k filed April 3, 2000 and July 13, 2000

         (c)            Financial Statement Schedules.

     No schedules are required as all information required has been presented in the audited financial statements.








  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          Aztec Communications Group, INC.

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

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, October 9, 2000
               President and Director


      /s/ John Schwarz     Treasurer and Director                 October 9,
2000

      /s/ Monica W. JeffersonSecretary and Director     October 9, 2000

















CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated October 9, 2000, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 2000 included herein and to the reference made to me.



Houston, Texas
October 9, 2000




















Aztec Communications Group, Inc.
(A Development Stage Company)

Financial Statements

August 31, 2000 & 1999
     Aztec Communications Group, Inc.
(A Development Stage Company)

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

Gwendolyn J. Giles CFE, CPA
Houston, Texas
October 9,
/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
12
/* WordPerfect Structure - Footer A Ending */
 2000





Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31, 2000 and 1999


          August      August
          31, 2000      31, 1999

     Assets

Current Assets$     -0- $     -0-

     Total Assets$     -0- $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable$     5000 $     4900

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding     7,948           7,948
     Paid In Capital      1,951589      1,951,589
     Deficit Accumulated in the Development Stage(     1,964,537)(     1,964,437
)

     Total Stockholders' Equity(     5000)(     4900)

     Total Liabilities & Stockholders' Equity$     -0- $     -0-
      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2000 and the Year Ended August 31, 1999

          Accumulated      1999

Revenues     $     -0- $     -0- $

Expenses

     Filings & Fees     5000      100
     Interest Expenses     -0-      -0-
     Advertising Activities     -0-      -0-
     Programing Activities     -0-      -0-
     Administrative Expenses     -0-      -0-
     Loss of Subsidiaries Assets     1,959,537      -0-

     Total Expenses     1,964,537      100

     Net Loss   ($1,964,537)           ($     100)

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, August 31, 2000     7,948,100 $     7,948 $     1,951,589
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





                               INDEX TO EXHIBITS

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
  3(a)* Articles of Incorporation of Aztec Communications Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.


   11                      Computation of Per Share Earnings.
   27                      Financial Data Schedule.

                       COMPUTATION OF PER SHARE EARNINGS

         The table below presents information necessary for the computation of loss per share of the Common Stock, on both a primary and fully diluted basis, for the three months ended November 30, 1999 and 1998 and the years ended August 31, 1998, 1997 and 1996.
                                            Year Ended August 31,
                                           ----------------------------
----------------------------------------
                                                2000           1999
1998           1997        1996
                                                ----           ----
----           ----        ----

 Net loss applicable to shares of
 Common Stock and Common
 Stock equivalents                           $-0-           $-0-
$-0-           $-0-          $-0-

Average number of shares of
Common Stock outstanding 7,948,100   7,948,100      7,948,100    7,948,100
7,948,100

Common Stock equivalents                    --             --
--             --            --
                                               ------       ----------
----------     ----------    ----------
Total shares of Common Stock
and
Common Stock equivalents
                                           7,948,100     7,948,100
7,948,100     7,948,100    7,948,100
                                     ===     ==========      ==========
==========    ========== Primary and fully diluted loss
per share of Common Stock                   $-0-           $-0-
$-0-           $-0-          $-0-


Common Stock equivalents are considered anti-dilutive because of the net losses incurred by the Company.

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB


[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
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