Form 10KSB/A
period 2000-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2000-11-22
CIK 789606

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
                  Employees . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ......................1
                  Executive Officers of the Registrant. . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . .  . . . . . ....2
         Item 2.  Description of Property . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . .  . . . .  . . . . ...2
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . . . . . .. . 2
         Item 4.  Submission of Matters to a Vote of Security Holders . . . .
 . . . . . . . . . . . . . . . ... . 2
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 2
         Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters . . . 2
         Item 6.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .............3
                  General   . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ....................... .4
                  Liquidity   . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......................4
                  Results of Operations . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ................4
         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ..............5
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . ... .........…....5
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ...................... 5
         Item 9   Directors, Executive Officers, Promoters and Control
Persons;
                         Compliance With Section 16(a) of the Exchange Act. .
 . . . . . . . . . . . . . . . . . . . 6
         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . .......6
                         Compensation of Directors  . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . ........….6
         Item 11. Security Ownership of Certain Beneficial Owners and
Management .  . . . . .. . . . .6
         Item 12. Certain Relationships and Related Transactions  . . . . . .
 . . . . . . . . . . . . . . . . . . . .7
         Item 13. Exhibits and Reports on Form 8-K .  . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..7
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
 . . . . . . . . . . . . . . . . . . . . . ..............8














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

In fiscal year 1996, there was no material business operations conducted by the Registrant, and the Company was dormant.

In fiscal year 1997, there was no material business operations conducted by the Registrant, and the Company was dormant.

In fiscal year 1998, there was no material business operations conducted by the Registrant, and the Company was dormant.

In fiscal year 1999, there was no material business operations conducted by the Registrant, and the Company was dormant.

In fiscal year 2000, there was no material business operations conducted by the Registrant, and the Company was only involved in process of reorganization.

EMPLOYEES

     At August 31, 1996 the Registrant had no employees. At August 31, 1997 the Registrant had no employees. At August 31, 1998 the Registrant had no employees. At August 31, 1999 the Registrant had no employees. At August 31, 2000 the Registrant had no employees.




EXECUTIVE OFFICERS OF THE REGISTRANT

     At August 31, 1996, the Registrant had no executive officers. At August 31, 1997, the Registrant had no executive officers. At August 31, 1998, the Registrant had no executive officers. At August 31, 1999, the Registrant had no executive officers. At August 31, 2000, the Registrant had no executive officers.

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


         COMMON STOCK

            BID PRICE

---------------------- ------------------------
 Fiscal Year 1996
Low                     High
 ------------------
---------------------- ------------------------

 First
Quarter
$0.00                $0.00
 Second Quarter
$0.00                $0.00
 Third
Quarter
$0.00                $0.00
 Fourth Quarter
$0.00                $0.00


Fiscal Year 1997
Low                     High
 ------------------
---------------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00


Fiscal Year 1998
Low                     High
 ------------------                                                      -------
--------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00


Fiscal Year 1999
Low                     High
 ------------------
---------------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00


Fiscal Year 2000
Low                     High
 ------------------
---------------------- ------------------------
 First
Quarter
$0.00                   $0.00
 Second Quarter
$0.00                   $0.00
 Third Quarter
$0.00                   $0.00
 Fourth Quarter
$0.00                   $0.00

     As of September 30 1996 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of September 30 1997 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of September 30 1998 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of September 30 1999 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of September 30 2000 the high and low bids with respect to the price of the Common Stock were no trades made.

     As of August 31, 1996, there were 75 holders of record of the Common
Stock.

     As of August 31, 1997, there were 75 holders of record of the Common
Stock.

     As of August 31, 1998, there were 75 holders of record of the Common
Stock.

     As of August 31, 1999, there were 75 holders of record of the Common
Stock.

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

     The Registrant generated no revenues in 1996, and had no activity in 1996.

     The Registrant generated no revenues since 1997, and had no activity in 1997.

     The Registrant generated no revenues since 1998, and had no activity in 1998.

     The Registrant generated no revenues since 1999, and had no activity in 1999.
     The Registrant generated no revenues since 2000, and had no activity in 2000.

ITEM 7.  FINANCIAL STATEMENTS.

         The information required by this Item 7 appears on pages 10 through
14
of this Report, and is incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information set forth under "Item 1. Description of Business -Executive Officers of the Registrant" is incorporated herein by reference. At the date of this Report, there are no officers of the Registrant.

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

            Name                         Age
Position                             Director Since
             ----                              ---
--------                             --------------
L. Mychal Jefferson II      31     Chairman, Chief Executive Officer,
March 16, 2000
                                   President and Director


 John Schwarz               38     Treasurer and Director          March 16,
2000

 Monica W. Jefferson          25     Secretary and Director          March 16,
2000

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

Shares Beneficially Owned
-------------------------
                  Name of Beneficial Owner (1)
Number             Percent (2)

-----------------------
------             -------

Lloyd American Corp                              4,646,670          58.46
Kim A. Carlson                              1,534,680          19.31

     All directors and
officers
--                 --
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

      /s/ Monica W. Jefferson          Secretary and Director
October 9, 2000




CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS
Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated October 9, 2000, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 1996 to 2000 included herein and to the reference made to me.

Houston, Texas
October 9, 2000
Aztec Communications Group, Inc.
(A Development Stage Company)

Financial Statements

August 31, 2000, 1999, 1998, 1997 and 1996

Independent Auditors Report
Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2000, 1999, 1998, 1997 and 1996 and the related statements of operations, stockholders= equity, and cas h flows accumulated from January 24, 1986 (Inception) to August 31, 2000 and the years ended August 31, 1999, 1998, 1997 and 1996. These financial statements are the responsibility of the Company=s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2000, 1999, 1998, 1997, and 1996 and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2000 and the years ended August 31, 1999, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at August 31, 2000. These factors raise substantial doubt about the Company=s ability to continue as a going concern. Management=s plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn Giles & Company
Houston, Texas
October 3, 2000
Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31, 2000 and 1999


     August           August
     31, 2000           31, 1999

Assets

Current Assets     $     -0-      $     -0-

Total Assets     $     -0-      $     -0-

Liabilities & Stockholders= Equity

Current Liabilities

Taxes Payable     $     5000      $     4900

Stockholders= Equity

     Common Stock; 50,000,000 Shares Authorized
at $0.001 Par Value, 7,948,100 Shares Issued
and Outstanding          7,948                7,948
Paid In Capital           1,951589           1,951,589
Deficit Accumulated in the Development Stage     (     1,964,537)     (
1,964,437)

Total Stockholders= Equity     (     5000)     (     4900)

Total Liabilities & Stockholders= Equity     $     -0-      $     -0-
      Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31, 1998 and 1997


                    August           August
                    31, 1998           31, 1997

Assets

Current Assets                    $     -0-      $     -0-

Total Assets                    $     -0-      $     -0-

Liabilities & Stockholders= Equity

Current Liabilities

Taxes Payable                    $     4800      $     4700

Stockholders= Equity

     Common Stock; 50,000,000 Shares Authorized
at $0.001 Par Value, 7,948,100 Shares Issued
and Outstanding                            7,948                  7,948
Paid In Capital                          1,951589             1,951,589
Deficit Accumulated in the Development Stage               (
1,964,337)        ( 1,964,237)

Total Stockholders= Equity                    (     4800)      (     4700)

Total Liabilities & Stockholders= Equity               $     -0-      $
-0-









Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31, 1996


                    August
                    31, 1996

Assets

Current Assets                    $     -0-

Total Assets                    $     -0-

Liabilities & Stockholders= Equity

Current Liabilities

Taxes Payable                    $     4600

Stockholders= Equity

     Common Stock; 50,000,000 Shares Authorized
at $0.001 Par Value, 7,948,100 Shares Issued
and Outstanding                         7,948
Paid In Capital                          1,951589
Deficit Accumulated in the Development Stage                    (
1,964,137)

Total Stockholders= Equity                         (     4600)

Total Liabilities & Stockholders= Equity                    $     -0-











Aztec Communications Group, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2000 and the Year Ended August 31, 1999

Accumulated           1999      1998      1997     1996

Revenues          $-0-      $     -0-      $-0-       $-0-     -0-

Expenses

Filings & Fees     5000           100     100       100     100
Interest Expenses     -0-           -0-     -0-       -0-     -0-
Advertising Activities     -0-           -0-     -0-       -0-
-0-
Programing Activities     -0-           -0-     -0-       -0-
-0-
Administrative Expenses     -0-           -0-     -0-       -0-
Loss of Subsidiaries Assets     1,959,537           -0-      -0-       -0-
-0-

Total Expenses     1,964,537           100      100       100
100

Net Loss                                    ($1,964,537)
($100)       ($100)     ($100)     ($100)

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders= Equity
From August 24, 1986 (Inception) to August 31, 2000
                                   Deficit
                              Accumulated
                         Paid In           Development
               Common Stock           Capital           Stage
Balance, January 24, 1986           -0-      $     -0-      $     -0-
$-0-

Shares Issued to Incorporators          500,000
500               4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share          1,266,750           1,266           125,409

Cost of Public Offering                         (     12,500)

Shares Issued in Connection
with Reverse Acquisition          6,181,350           6,181
1,821,680

Net Loss for Year Ended
August 31, 1989                                   (1,963,537)

Balance, August 31, 1989          7,948,100           7,948
1,951,589     (1,963,537)

Net Loss for Year Ended
August 31, 1990                                   (100)

Balance, August 31, 1990          7,948,100           7,948
1,951,589     (1,963,637)

Net Loss for Year Ended
August 31, 1991                                   (100)

Balance, August 31, 1991          7,948,100           7,948
1,951,589      (1,963,737)

Net Loss for Year Ended
December 31, 1992                                   (100)




Aztec Communications Group, Inc.
(A Development Stage Company)
Statement of Stockholders= Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2000
                                   Deficit
                              Accumulated
                         Paid In           Development
               Common Stock           Capital           Stage
Balance, August 31, 1992          7,948,100           7,948
1,951,589      (1,963,837)

Net Loss for Year Ended
August 31, 1993                                   (100)

Balance, August 31, 1993          7,948,100           7,948
1,951,589      (1,963,937)

Net Loss for Year Ended
August 31, 1994                                   (100)

Balance, August 31, 1994          7,948,100           7,948
1,951,589      (1,964,037)

Net Loss for Year Ended
August 31, 1995                                   (100)

Balance, August 31, 1995          7,948,100           7,948
1,951,589      (1,964,137)

Net Loss for Year Ended
August 31, 1996                                   (100)

Balance, August 31, 1996          7,948,100           7,948
1,951,589      (1,964,237)

Net Loss for Year Ended
August 31, 1997                                   (100)

Balance, December 31, 1997          7,948,100           7,948
1,951,589      (1,964,337)

Net Loss for Year Ended
August 31, 1998                                   (100)

Balance, August 31, 1999          7,948,100           7,948
1,951,589      (1,964,437)

Net Loss for Year Ended
December 31, 1998                                   (100)

Balance, August 31, 2000          7,948,100      $     7,948      $
1,951,589      ($1,964,537)


Aztec Communications Group, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2000 and the Year Ended August 31, 1999,

     Accumulated             1999              1998      1997
1996
Cash Flows from Operating Activities

Net Loss      ($     1,964,537)          ($100)            ($100)
($100)      ($100)
Loss on Subsidiaries Assets          1,959537?              -0-
-0-            -0-           -0-
Amortization                        -0-               -0-
-0-           -0-
     Change in Operating Liabilities;
Increase in Accounts Payable          5000             100
100            100          100

Net Cash Used by Operating
Activities     (     -0-)            -0-               -0-
-0-             -0-

Cash Flows from Investing Activities
Organization Costs     (     -0-)            -0-               -0-
-0-            -0-
Net Cash Used in Investing
Activities     (     -0-)            -0-              -0-
-0-             -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
Stock          -0-             -0-             -0-            -0-
-0-
Contributed Capital          -0-             -0-                -0-
-0-             -0-

Cash from Revenue Acquisition          -0-             -0-
-0-            -0-            -0-

Net Cash Provided by
Financing Activities          -0-             -0-
-0-            -0-            -0-

Net Increase (Decrease)
In Cash          -0-             -0-             -0-
-0-             -0-

Cash at Beginning of Period          -0-             -0-
-0-            -0-            -0-

Cash at End of Period     $     -0-            $-0-
$-0-           $-0-          $-0-


/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */


/* WordPerfect Structure - Footer A Ending */
Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements

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

NOTE #2 - Significant Accounting Policies

A.     The Company uses the accrual method of accounting.
B. Revenues and directly related expenses are recognized in the period when the goods are shipped to the customer.
C. The Company considers all short term, highly liquid investments that are readily convertible, within three months, to known amounts as cash equivalents. The Company currently has no cash equivalents.
D. Basic Earnings Per Shares are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted Earnings Per Share shall be computed by including contingently issuable shares with the weighted average shares outstanding during the period. When inclusion of the contingently issuable shares would have an anti-dilutive effect upon earnings per share no diluted earnings per share shall be presented.
E.     Inventories:   Inventories are stated at the lower of cost, determined
by the FIFO method or market.
F. Depreciation: The cost of property and equipment is depreciated over the estimated useful lives of the related assets. The cost of leasehold improvements is amortized over the lesser of the length of the lease of the related assets of the estimated lives of the assets. Depreciation and amortization is computed on the straight line method.
G.     Estimates:   The preparation of the financial statements in conformity
with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Aztec Communications Group,, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          Year of Loss           Amount           Expiration Date
     1986 - 2000     $     1,964,537           2007 - 2008

                         1998
     Current Tax Asset Value of Net Operating Loss Carry forwards
          at Current Prevailing Federal Tax Rate      $     667,943
     Evaluation Allowance      (     667,943)
Net Tax Asset     $     -0-

Current Income Tax Expense          -0-
Deferred Income Tax Benefit          -0-

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


NOTE #5 - Stockholders= Equity

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


 NOTE #6 - Subsequent Events

On April 21, 2000, Aztec Communications Group, Inc., held a special shareholders meeting to reorganize the Company. The Officers of Aztec Communications Group, Inc., prior to the meeting submitted their resignations and new Officers and Board Members were elected. At the meeting shareholders approved a one for two (1 for 2) share reverse split and the dividending of any and all subsidiaries. The Board expects to ratify and enact the reverse split and the dividends during the company=s fiscal year ending 2001.






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