Form 10QSB
period 2000-10-30
AZTEC COMMUNICATIONS GROUP INC
filed 2001-01-18
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended November 30, 2000
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 2000 was 7,948,100

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                 ----------------------------------------

                                     Page

                                     ----
 (1)    Balance Sheet-for the Quarters Ended November 30, 2000 and
1999...............................4
     Balance Sheet-for the Years Ended August 31, 2000....  . . . . . . . . .
 . . . . . . . . . . . . . . . ..6
         Notes to Consolidated Financial Statements as of August 31, 2000....
 . . . . . . . ..  . . . ...11


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

 January 15, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, January 15, 2001
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 January 15,
2001

      /s/ Monica W. JeffersonSecretary and Director      January 15, 2001


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending November 30, 2000 and 1999



                                             November      November
                                30, 2000               30, 1999      Assets

Current Assets     $     -0-  $     -0-

     Total Assets$     -0-  $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable$     5000    $        5000

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding     7,948               7,948
     Paid In Capital            1,951589            1,951,589
     Deficit Accumulated in the Development Stage    (1,964,537)    (
1,964,537)

     Total Stockholders' Equity(     5000)     (            5000)

     Total Liabilities & Stockholders' Equity   $       -0- $     -0-














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

Gwendolyn J. Giles CFE, CPA
Houston, Texas

/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
6
/* WordPerfect Structure - Footer A Ending */

October 9,
/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
6
/* WordPerfect Structure - Footer A Ending */
 2000


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





THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
[PERIOD-END]                                    NOV-30-2000
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