Form 10QSB/A
period 2000-11-30
AZTEC COMMUNICATIONS GROUP INC
filed 2001-02-08
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB/A

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

 The Registrant has had no material business operations since 1990. The Registrant has had no revenues since 1990. The Registrant has had cash flows since 1990. .

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                 ----------------------------------------

                                     Page

                                     ----
 (1)    Balance Sheet-for the Quarters Ended November 30, 2000 and
1999...............................5
     Notes to Consolidated Financial Statements as of November 30, 2000 . . .
 . . . . ..  . . . ...10


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

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, January 15, 2001
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 January 15,
2001

      /s/ Monica W. JeffersonSecretary and Director      January 15, 2001




Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

November 30, 2000 & 1999

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of November 30, August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 1999,2000 and the quarter ended November 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc.,
(a development stage company), as of   November 30, 2000 and 1999, and the
results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to November 30, 2000 and the year ended August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at November 30, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas
January 9, 2001



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















/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
6
/* WordPerfect Structure - Footer A Ending */
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to November 30, 2000 and the Year Ended August 31, 2000 & 1999

           Accumulated      1999      1st Quarter

Revenues     $     -0- $     -0- $        -0-

Expenses

     Filings & Fees     5000      100          -0-
     Interest Expenses     -0-      -0-          -0-
     Advertising Activities     -0-      -0-          -0-
     Programing Activities     -0-      -0-          -0-
     Administrative Expenses     -0-      -0-          -0-
     Loss of Subsidiaries Assets     1,959,537      -0-           -0-

     Total Expenses     1,964,537      100           -0-

     Net Loss   ($1,964,537)           ($     100)          -0-

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to November 30, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to November 30, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)
Balance, November 30, 2000     7,948,100 $     7,948 $     1,951,589
($1,964,537)
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to November 30, 2000 and the Year Ended August 31, 1999

          Accumulated      1999      1st Quarter
Cash Flows from Operating Activities

     Net Loss ($     1,964,537)($     100)        -0-
     Loss on Subsidiaries Assets     1,959,537      -0-         -0-
     Amortization     -0-      -0-         -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable     5000      100         -0-

     Net Cash Used by Operating
     Activities(     -0-)     -0-        -0-

Cash Flows from Investing Activities
     Organization Costs(     -0-)     -0-         -0-
     Net Cash Used in Investing
     Activities(     -0-)     -0-         -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock     -0-      -0-        -0-
     Contributed Capital     -0-      -0-        -0-
     Cash from Revenue Acquisition     -0-      -0-         -0-

     Net Cash Provided by
     Financing Activities     -0-      -0-         -0-

     Net Increase (Decrease)
     In Cash     -0-      -0-        -0-

     Cash at Beginning of Period     -0-      -0-         -0-

     Cash at End of Period$     -0- $     -0-         -0-







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

























THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-QSB



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