Form 10QSB
period 2001-05-31
AZTEC COMMUNICATIONS GROUP INC
filed 2001-07-18
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB/A

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 2001
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2001 was 3,974,050

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

 On April 21, 2000, Aztec Communications Group, Inc., held a special shareholders meeting to reorganize the Company. The Officers of Aztec Communications Group, Inc., prior to the meeting submitted their resignations and new Officers and Board Members were elected. At the meeting shareholders approved a one for two (1 for 2) share reverse split and the dividending of any and all subsidiaries. The Board ratified and approved the reverse split and the dividends during the company's 3rd quarter. The Registrant has had no material business operations since 1990. The Registrant has had no revenues since 1990. The Registrant has had cash flows since 1990. Aztec Communications Group,, Inc., has no assets and no operations from which it can obtain working capital. Aztec Communications Group,, Inc., recognizes that it must find a source of working capital or Aztec Communications Group,, Inc., may not be able to continue its existence. Current officers of Aztec Communications Group,, Inc., over the next year, are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended May 31, 2001 and
2000...............................5
     Notes to Consolidated Financial Statements as of May 31, 2001 . . . . . .
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

   (b)     Reports on Form 8-K.  NONE


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

                                          Aztec Communication Group, Inc.

                                              By /s/  L. Mychal Jefferson
II

-----------------------------------
                                              L. Mychal Jefferson II,
President
  July 13, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/  L. Mychal Jefferson II Chairman, Chief Executive Officer,
July 13, 2001
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 July 13,
2001

      /s/ Monica W. JeffersonSecretary and Director    July 13, 2001
Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

May 31, 2001 & 2000

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of May 31, August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 1999,2000 and the quarter ended May 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc.,
(a development stage company), as of   May 31, 2001 and 2000, and the results
of its operations and its cash flows accumulated from January 24, 1986 (Inception) to May 31, 2001 and the year ended August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at May 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas





Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending May 31, 2001 and 2000



                                                May      May
                                31, 2001               31, 2000      Assets

Current Assets     $     -0-  $     -0-

     Total Assets$     -0-  $     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable$     5000    $        5000

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding     7,948               7,948
     Paid In Capital            1,951589            1,951,589
     Deficit Accumulated in the Development Stage    (1,964,537)    (
1,964,537)

     Total Stockholders' Equity(     5000)     (            5000)

     Total Liabilities & Stockholders' Equity   $       -0- $     -0-














/* WordPerfect WARNING - No Equivalent EDGAR Representation */
/* WordPerfect Structure - Footer A Beginning */
The accompanying notes are an integral part of these financial statements.
6
/* WordPerfect Structure - Footer A Ending */
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to May 31, 2001 and the Year Ended August 31, 2000 & 1999

           Accumulated      1999      3rd Quarter

Revenues     $     -0- $     -0- $        -0-

Expenses

     Filings & Fees     5000      100          -0-
     Interest Expenses     -0-      -0-          -0-
     Advertising Activities     -0-      -0-          -0-
     Programing Activities     -0-      -0-          -0-
     Administrative Expenses     -0-      -0-          -0-
     Loss of Subsidiaries Assets     1,959,537      -0-           -0-

     Total Expenses     1,964,537      100           -0-

     Net Loss   ($1,964,537)           ($     100)          -0-

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to May 31, 2001
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to May 31, 2001
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)
Balance, May 31, 2001     7,948,100 $     7,948 $     1,951,589 ($1,964,537)
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to May 31, 2001 and the Year Ended August 31, 1999

          Accumulated      1999      3rd Quarter
Cash Flows from Operating Activities

     Net Loss ($     1,964,537)($     100)        -0-
     Loss on Subsidiaries Assets     1,959,537      -0-         -0-
     Amortization     -0-      -0-         -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable     5000      100         -0-

     Net Cash Used by Operating
     Activities(     -0-)     -0-        -0-

Cash Flows from Investing Activities
     Organization Costs(     -0-)     -0-         -0-
     Net Cash Used in Investing
     Activities(     -0-)     -0-         -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock     -0-      -0-        -0-
     Contributed Capital     -0-      -0-        -0-
     Cash from Revenue Acquisition     -0-      -0-         -0-

     Net Cash Provided by
     Financing Activities     -0-      -0-         -0-

     Net Increase (Decrease)
     In Cash     -0-      -0-        -0-

     Cash at Beginning of Period     -0-      -0-         -0-

     Cash at End of Period$     -0- $     -0-         -0-







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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued

 NOTE #6 - Subsequent Events

On April 21, 2000, Aztec Communications Group, Inc., held a special shareholders meeting to reorganize the Company. The Officers of Aztec Communications Group, Inc., prior to the meeting submitted their resignations and new Officers and Board Members were elected. At the meeting shareholders approved a one for two (1 for 2) share reverse split and the dividending of any and all subsidiaries. The Board ratified and enacted the reverse split and the dividends during the company's 3rd quarter

























THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



[PERIOD-TYPE]                                              YEAR
[FISCAL-YEAR-END]                         AUG-31-2000
[PERIOD-END]                                    MAY-31-2001
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