Form 10KSB
AZTEC COMMUNICATIONS GROUP INC
filed 2001-12-04
CIK 789606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2001

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

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF AUGUST 31, 2001 WAS: $0.05

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF AUGUST 31, 2001 WAS: 3,974,050.

         DOCUMENTS INCORPORATED BY REFERENCE: YES.



























                               TABLE OF CONTENTS



PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 1.  Description of Business . . . . . . . . . . . . . . . . . 1
                  General . . . . . . . . . . . . . . . . . . . . . . . . . 1
                  Employees . . . . . . . . . . . . . . . . . . . . . . . . 1
                  Executive Officers of the Registrant. . . . . . . . . . . 1
         Item 2.  Description of Property . . . . . . . . . . . . . . . . . 1
         Item 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 1
         Item 4.  Submission of Matters to a Vote of Security Holders . . . 1
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
         Item 5.  Market for the Registrant's Common Equity and Related
			Stockholder Matters . . ........................... 2
         Item 6.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations  . . . . . . . . . . . . 3
                  General   . . . . . . . . . . . . . . . . . . . . . . . . 3
                  Liquidity   . . . . . . . . . . . . . . . . . . . . . . . 3
                  Results of Operations . . . . . . . . . . . . . . . . . . 4
         Item 7.  Financial Statements  . . . . . . . . . . . . . . . . . . 4
         Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . . . . 4
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4
         Item 9   Directors, Executive Officers, Promoters and Control
Persons;Compliance With Section 16(a) of the Exchange Act. .  . . . . . . . 4
         Item 10. Executive Compensation  . . . . . . . . . . . . . . . . . 5
                         Compensation of Directors  . . . . . . . . . . . . 5
         Item 11. Security Ownership of Certain Beneficial Owners and
Management .  . . . . .. . . . .............................................5
         Item 12. Certain Relationships and Related Transactions  . . . . . 6
         Item 13. Exhibits and Reports on Form 8-K .  . . . . . . . . . . . 6
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7











         COMMON STOCK

           BID PRICE

---------------------- ------------------------
 Fiscal Year 2000       Low                     High
------------------ ---------------------- ------------------------

First Quarter              $0.00                $0.00
Second Quarter             $0.00                $0.00
Third Quarter              $0.00                $0.00
Fourth Quarter             $0.00                $0.00


Fiscal Year 2001         Low                     High
------------------ ---------------------- ------------------------
First Quarter           $0.00                   $0.00
Second Quarter          $0.00                   $0.00
Third Quarter           $0.01                   $0.05
Fourth Quarter          $0.01                   $0.05


         As of September 30 2001 the high and low bids with respect to the price of the Common Stock were $0.01 by $0.05.

         As of August 31, 2001, there were 75 holders of record of the Common Stock.







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

Name                    Age    Position                        Director Since
----                   ----   ----------                      ----------------

L. Mychal Jefferson II  33  Chairman, Chief Executive Officer, March 16, 2000
                            President and Director

Terry Roberts           33  Treasurer and Director          November 29, 2000

Monica W. Jefferson     26  Secretary and Director             March 16, 2000

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

Shares Beneficially Owned
-------------------------
Name of Beneficial Owner (1)                     Number           Percent (2)
-----------------------                          ------             -------
L. Mychal Jefferson                             97,500             2.45%
Terry Roberts                                   10,000             .003%
Monica Jefferson                                10,000             .003% (3)
     All directors and officers                                     --  --
       as a group			       117,500 		   2.51%

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

(3) Mrs Jefferson is the wife of L. Mychal Jefferson, Mr. Jefferson claim no benifical ownership in the shares owned by his wife.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Documents Filed with this Report.

         (1) Consolidated Financial Statements, Aztec Communications Group, Inc. and subsidiary companies--
Report of Gwendolyn J. Giles, CFE, CPA, independent
certified public accountant, dated October 9, 2000...... . . . . . . . .11
Balance Sheet-for the Years Ended August 31, 2000 .... . ...............12
Notes to Consolidated Financial Statements as of August 31, 2000  . . . 17

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

         (b)*   8-k filed January 19, 2001

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


                                          Aztec Communications Group, INC.

                                              By /s/  L. Mychal Jefferson II
                                            ---------------------------------
                                              L. Mychal Jefferson II,
                                              President

                                              November 29, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                   Title                  Date
                ---------                   -----                  ----

/s/  L. Mychal Jefferson II Chairman, C.E.O, President   November 29, 2001
                                       and Director

/s/  Terry Roberts            Treasurer and Director     November 29, 2001

/s/ Monica W. Jefferson       Secretary and Director     November 29, 2001

















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



Houston, Texas
October 9, 2000

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of May 31, 2000, August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 1999 and the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of may 31, August 31, 2000 and 1999, and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2000 and the year ended August 31, 1999, in conformity with generally accepted accounting principles.

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

Gwendolyn J. Giles CFE, CPA
Houston, Texas
October 9,

 2000


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
May 31 2000 & August 31, 2000


      							May        August
       					 	   31, 2000      31, 1999

     Assets

Current Assets					$     -0- 	$     -0-

     Total Assets				$     -0-	$     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable				$     4900 	$    4900

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding			     	     7,948           7,948
     Paid In Capital				  1,951589       1,951,589
     Deficit Accumulated in the Development Stage(1,964,437)(     1,964,437)

     Total Stockholders' Equity			 (     5000)	(     4900)

     Total Liabilities & Stockholders' Equity	$      -0- 	  $     -0-


Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2000, May 31 2000 and the Year Ended August 31, 1999

          			Accumulated      1999         3rd Quarter

Revenues                     $     -0- 	    $     -0-        $      -0-

Expenses

     Filings & Fees		 5000            100                -0-
     Interest Expenses		   -0-            -0-               -0-
     Advertising Activities        -0-            -0-               -0-
     Programing Activities	   -0-            -0-               -0-
     Administrative Expenses	   -0-            -0-               -0-
     Loss of Subsidiaries Assets 1,959,537        -0-   	    -0-

     Total Expenses	         1,964,537       100                -0-

     Net Loss			$1,964,537)($    100)               -0-




Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2000
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, August 31, 2000     7,948,100 $     7,948 $     1,951,589
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2000, May 31, 2000 and the Year Ended August 31, 1999,

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
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		AUG-31-2000
<PERIOD-END>                                    	MAY-31-2000
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       4900
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00