Form 10KSB/A
period 2001-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2001-12-28
CIK 789606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A

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

RESULTS OF OPERATIONS

         The Registrant has generated no revenues since 1990, the company has activity searched for a suitable acquisition.

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












Houston, Texas
November 29, 2001

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 2000 and the year ended August 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2001 and 2000, and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2001 and the year ended August 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at August 31, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas
November 29, 2001


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2001 & August 31, 2000


      						     August        August
       					 	   31, 2001      31, 2000

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


Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2000, and the Year Ended August 31, 2001

          			Accumulated      2001

Revenues                     $     -0- 	    $     -0-
Expenses

     Filings & Fees		 5000            100
     Interest Expenses		   -0-            -0-
     Advertising Activities        -0-            -0-
     Programing Activities	   -0-            -0-
     Administrative Expenses	   -0-            -0-
     Loss of Subsidiaries Assets 1,959,537        -0-

     Total Expenses	         1,964,537       100

     Net Loss			$1,964,537)($    100)




Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2001
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2001
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, August 31, 2000     7,948,100 $     7,948 $     1,951,589
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2001

          				Accumulated      2001
Cash Flows from Operating Activities

     Net Loss 			   ($     1,964,537)($     100)
     Loss on Subsidiaries Assets	  1,959,537         -0-
     Amortization		    		 -0-        -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable	       5000	   100

     Net Cash Used by Operating
     Activities				   (     -0-)       -0-

Cash Flows from Investing Activities
     Organization Costs 		   (     -0-)       -0-
     Net Cash Used in Investing
     Activities				   (     -0-)       -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock				         -0-        -0-
     Contributed Capital		         -0-        -0-
     Cash from Revenue Acquisition	         -0-        -0-

     Net Cash Provided by
     Financing Activities		         -0-        -0-

     Net Increase (Decrease)
     In Cash				         -0-        -0-

     Cash at Beginning of Period	         -0-        -0-

     Cash at End of Period		   $     -0-  $     -0-










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

Aztec Communications Group,, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          Year of Loss           Amount           Expiration Date
          1986 - 2001$     1,964,537      2007 - 2008

                         1998
     Current Tax Asset Value of Net Operating Loss Carry forwards
          at Current Prevailing Federal Tax Rate      $     667,943
     Evaluation Allowance      (     667,943)
               Net Tax Asset$     -0-

               Current Income Tax Expense     -0-
               Deferred Income Tax Benefit    -0-

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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2000 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		AUG-31-2001
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00