Form 10QSB
period 2001-11-30
AZTEC COMMUNICATIONS GROUP INC
filed 2002-01-18
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended November 30, 2001
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 2001 was 3,974,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended November 30, 2001 and
2000...............................5
     Notes to Consolidated Financial Statements as of November 30, 2001 . . .
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

 (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
3(a)* Articles of Incorporation of Aztec Communication Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.
3(b)* 10-KSB for the year ended August 31, 2001, filed November 5, 2001. Commission File No.33-3349.
                        Computation of Per Share Earnings.

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

 January 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, January 15, 2002
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 January 15,
2002

      /s/ Monica W. Jefferson Secretary and Director    January 15, 2002
     Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

November 30, 2001 & 2000

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 1999,2000 . These financial statements are the responsibility of the Company's management. My responsibility is to expressan opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc.,
(a development stage company), as of   November 30, 2000 and 1999, and the
results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to November 30, 2001 and the year ended August 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at November 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending November 30, 2001 and 2000



                                           November 30      November 30
                                	    2001             2000    Assets

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
















Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to November 30, 2001 and the Year Ended August 31, 2000 & 1999

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
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to November 30, 2001
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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued











THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        AUG-31-2001
<PERIOD-END>                             NOV-30-2001
<CASH>                                   0
<SECURITIES>                             0
<RECEIVABLES>                            0
<ALLOWANCES>                             0
<INVENTORY>                              0
<CURRENT-ASSETS>                         0
<PP&E>                                   0
<DEPRECIATION>                           0
<TOTAL-ASSETS>                           0
<CURRENT-LIABILITIES>                    5,000
<BONDS>                                  0
<PREFERRED-MANDATORY>                    0
<PREFERRED>                              0
<COMMON>                                 7,948
<OTHER-SE>                               0
<TOTAL-LIABILITY-AND-EQUITY>             0
<SALES>                                  0
<TOTAL-REVENUES>                         0
<CGS>                                    0
<TOTAL-COSTS>                            0
<OTHER-EXPENSES>                         0
<LOSS-PROVISION>                         0
<INTEREST-EXPENSE>                       0
<INCOME-PRETAX>                          0
<INCOME-TAX>                             0
<INCOME-CONTINUING>                      0
<DISCONTINUED>                           0
<EXTRAORDINARY>                          0
<CHANGES>                                0
<NET-INCOME>                             0
<EPS-PRIMARY>                           .00
<EPS-DILUTED>                           .00