Form 10QSB
period 2002-02-28
AZTEC COMMUNICATIONS GROUP INC
filed 2002-04-16
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended February 28, 2002
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 28, 2002 was 3,974,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended February 28, 2002 and
2001...............................5
     Notes to Consolidated Financial Statements as of February 28, 2002 . . .
.. . . . ..  . . . ...10
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

 April 15, 2002

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

February, 2002 & 2001

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

Gwendolyn J. Giles CFE, CPA
Houston, Texas


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending February 28, 2002 and 2001



                                           February 28      February
                                	    2002             2001
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
















Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to February 28, 2002 and the Year Ended August 31, 2000 & 1999

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
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to February 28, 2002
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





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to February 28, 2002
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
                                ($1,964,537)
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to February 28, 2002 and the Year Ended August 31, 1999

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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued











THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        AUG-31-2001
<PERIOD-END>                             FEB-28-2002
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