Form 10QSB
period 2002-05-31
AZTEC COMMUNICATIONS GROUP INC
filed 2002-07-24
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 2002
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2002 was 3,974,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended May 31, 2002 and
2001...............................5
     Notes to Consolidated Financial Statements as of February 28, 2002 . . .
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

 July 15, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/  L. Mychal Jefferson II Chairman, Chief Executive Officer,
July 15, 2002
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 July 15,
2002

      /s/ Monica W. Jefferson Secretary and Director    July 15, 2002
     Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

May, 2002 & 2001

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

Gwendolyn J. Giles CFE, CPA
Houston, Texas


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending May 31, 2002 and 2001



                                           May     	 May
                                	    2002             2001
    Assets

Current Assets  			   $    -0-      $    -0-

  Total Assets                             $    -0-      $    -0-

  Liabilities & Stockholders' Equity

Current Liabilities

  Taxes Payable                            $   5000      $  5000

Stockholders' Equity

  Common Stock; 50,000,000 Shares Authorized
  at $0.001 Par Value, 7,948,100 Shares Issued
  and Outstanding     			      7,948        7,948
  Paid In Capital                          1,951589    1,951,589
  Deficit Accum. in the Development Stage(1,964,537)  (1,964,537)

  Total Stockholders' Equity		 (     5000)     (  5000)

  Total Liabilities & Stockholders' Equity $    -0-      $    -0-
















Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to May 31, 2002 and the Year Ended August 31, 2000 & 1999

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
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to May 31, 2002
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
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to May 31, 2002
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
                                ($1,964,537)
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to May 31, 2002 and the Year Ended August 31, 1999

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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued











THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        AUG-31-2001
<PERIOD-END>                             MAY-31-2002
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