Form 10KSB
period 2002-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2002-12-05
CIK 789606

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2002

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

         CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE ISSUER WAS REQUIRED TO FILE SUCH REPORTS), AND
(2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES .. NO X .


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

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF AUGUST 31, 2002 WAS: 7,374,050.

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











         COMMON STOCK

           BID PRICE

---------------------- ------------------------
 Fiscal Year 2001       Low                     High
------------------ ---------------------- ------------------------

First Quarter              $0.00                $0.00
Second Quarter             $0.00                $0.00
Third Quarter              $0.01	        $0.05
Fourth Quarter             $0.01                $0.05


Fiscal Year 2001         Low                     High
------------------ ---------------------- ------------------------
First Quarter           $0.01                   $0.05
Second Quarter          $0.01                   $0.05
Third Quarter           $0.01                   $0.05
Fourth Quarter          $0.01                   $0.05


         As of September 30 2002 the high and low bids with respect to the price of the Common Stock were $0.01 by $0.05.

         As of August 31, 2002, there were 75 holders of record of the Common Stock.







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

Shares Beneficially Owned
-------------------------
Name of Beneficial Owner (1)                     Number           Percent (2)
-----------------------                          ------             -------
L. Mychal Jefferson                             97,500             1.32%
Terry Roberts                                   10,000             .001%
Monica Jefferson                                10,000             .001% (3)
     All directors and officers                                     --  --
       as a group			       117,500 		   1.34%

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a)     List of Documents Filed with this Report.

         (1) Consolidated Financial Statements, Aztec Communications Group, Inc. and subsidiary companies--
Report of Gwendolyn J. Giles, CFE, CPA, independent
certified public accountant, dated November 29, 2002...... . . . . . . . .11
Balance Sheet-for the Years Ended August 31, 2002, 2001 2000............12
Notes to Consolidated Financial Statements as of August 31, 2002  . . . 17

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

         (b)*   8-k filed June 7, 2002

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

                                              November 29, 2002

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                   Title                  Date
                ---------                   -----                  ----

/s/  L. Mychal Jefferson II Chairman, C.E.O, President   November 29, 2002
                                       and Director

/s/  Terry Roberts            Treasurer and Director     November 29, 2002

/s/ Monica W. Jefferson       Secretary and Director     November 29, 2002



                      AZTEC COMMUNICATIONS GROUP, INC.
                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Aztec Communications Group, Inc. ("Aztec") on Form 10-KSB for the period ending August 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Aztec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Aztec.


By:  L. Mychal Jefferson II
Chief Executive Officer/Chief Financial Officer
November 29, 2002














CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated ??????, 2002, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 2002 included herein and to the reference made to me.



Houston, Texas
November 29, 2002

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2002, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 2000, 2001 and the year ended August 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2002, 2001 and 2000, and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2002, 2001 and the year ended August 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at August 31, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas
November 29, 2002
Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2002


      						     August
       					 	   31, 2002

     Assets

Current Assets					$     -0-

     Total Assets				$     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable				$     5100

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding			     	     7,948
     Paid In Capital				  1,951589
     Deficit Accumulated in the Development Stage(1,964,637)

     Total Stockholders' Equity			 (     5100)

     Total Liabilities & Stockholders' Equity	$      -0-
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2002,

          			Accumulated      2002

Revenues                     $     -0- 	    $     -0-
Expenses

     Filings & Fees		 500            100
     Interest Expenses		   -0-            -0-
     Advertising Activities        -0-            -0-
     Programing Activities	   -0-            -0-
     Administrative Expenses	   -0-            -0-
     Loss of Subsidiaries Assets 1,959,637        -0-

     Total Expenses	         1,964,637       100

     Net Loss			$1,964,637)($    100)




Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2002
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, January 24, 1986      -0- $     -0- $     -0- $     -0-

Shares Issued to Incorporators     500,000                  500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share     1,266,750      1,266      125,409

Cost of Public Offering          (     12,500)

Shares Issued in Connection
with Reverse Acquisition     6,181,350      6,181      1,821,680

Net Loss for Year Ended
August 31, 1989                              (     1,963,537)

Balance, August 31, 1989     7,948,100      7,948      1,951,589(
1,963,537)

Net Loss for Year Ended
August 31, 1990                              (     100)

Balance, August 31, 1990     7,948,100      7,948      1,951,589(
1,963,637)

Net Loss for Year Ended
August 31, 1991                              (     100)

Balance, August 31, 1991     7,948,100      7,948      1,951,589 (
1,963,737)

Net Loss for Year Ended
December 31, 1992                              (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2002
                         Deficit
                    Accumulated
                    Paid In      Development
               Common Stock      Capital      Stage
Balance, August 31, 1992          7,948,100      7,948      1,951,589 (
1,963,837)

Net Loss for Year Ended
August 31, 1993                              (     100)

Balance, August 31, 1993     7,948,100      7,948      1,951,589 (
1,963,937)

Net Loss for Year Ended
August 31, 1994                              (     100)

Balance, August 31, 1994     7,948,100      7,948      1,951,589 (
1,964,037)

Net Loss for Year Ended
August 31, 1995                              (     100)

Balance, August 31, 1995     7,948,100      7,948      1,951,589 (
1,964,137)

Net Loss for Year Ended
August 31, 1996                              (     100)

Balance, August 31, 1996     7,948,100      7,948      1,951,589 (
1,964,237)

Net Loss for Year Ended
August 31, 1997                              (     100)

Balance, December 31, 1997     7,948,100      7,948      1,951,589 (
1,964,337)

Net Loss for Year Ended
August 31, 1998                              (     100)

Balance, August 31, 1999     7,948,100      7,948      1,951,589 (
1,964,437)

Net Loss for Year Ended
December 31, 1998                              (     100)

Balance, August 31, 2000     7,948,100 $     7,948 $     1,951,589
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2001, and the Year Ended August 31, 2002

          				Accumulated      2002
Cash Flows from Operating Activities

     Net Loss 			   ($     1,964,637)($     100)
     Loss on Subsidiaries Assets	  1,959,637         -0-
     Amortization		    		 -0-        -0-
     Change in Operating Liabilities;
     Increase in Accounts Payable	       5100	   100

     Net Cash Used by Operating
     Activities				   (     -0-)       -0-

Cash Flows from Investing Activities
     Organization Costs 		   (     -0-)       -0-
     Net Cash Used in Investing
     Activities				   (     -0-)       -0-

Cash Flows from Financing Activities

     Proceeds of Sales of Common
     Stock				         -0-        -0-
     Contributed Capital		         -0-        -0-
     Cash from Revenue Acquisition	         -0-        -0-

     Net Cash Provided by
     Financing Activities		         -0-        -0-

     Net Increase (Decrease)
     In Cash				         -0-        -0-

     Cash at Beginning of Period	         -0-        -0-

     Cash at End of Period		   $     -0-  $     -0-








Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2001 & August 31, 2000


      						     August        August
       					 	   31, 2001      31, 2000

     Assets

Current Assets					$     -0- 	$     -0-

     Total Assets				$     -0-	$     -0-

     Liabilities & Stockholders' Equity

Current Liabilities

     Taxes Payable				$     5000 	$    4900

Stockholders' Equity

     Common Stock; 50,000,000 Shares Authorized
     at $0.001 Par Value, 7,948,100 Shares Issued
     and Outstanding			     	     7,948           7,948
     Paid In Capital				  1,951589       1,951,589
     Deficit Accumulated in the Development Stage(1,964,537)(     1,964,437)

     Total Stockholders' Equity			 (     5000)	(     4900)

     Total Liabilities & Stockholders' Equity	$      -0- 	  $     -0-


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

Aztec Communications Group,, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          Year of Loss           Amount           Expiration Date
          1986 - 2002$     1,964,637      2007 - 2008

                         1998
     Current Tax Asset Value of Net Operating Loss Carry forwards
          at Current Prevailing Federal Tax Rate      $     667,943
     Evaluation Allowance      (     667,943)
               Net Tax Asset$     -0-

               Current Income Tax Expense     -0-
               Deferred Income Tax Benefit    -0-

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

NOTE #5 - Stockholders' Equity

Aztec Communications Group,, Inc., is authorized to issue 50,000,000 shares of $0.001 par value stock. Pursuant to Form S-18 Registration statement Aztec Communications Group, Inc., issued 1,266,750 shares at $0.10 per share for gross proceeds of $126,675 cost of the offering was $12,500.In the year ended August 31, 1987, Aztec Communications Group, Inc., issued 6,181,350 shares in a reverse acquisition transaction with Lloyd Communications Inc.., and Subsidiaries, a Illinois Corporation, and Golden Circle Broadcasting, Inc., a
Tennessee Corporation   Lloyd Communications Inc., and Subsidiaries, ceased
operations in 1989.
Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2002 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		AUG-31-2002
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00