Form 10QSB
period 2002-11-30
AZTEC COMMUNICATIONS GROUP INC
filed 2003-01-15
CIK 789606

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 2002 was 7,374,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended November 30, 2002 and
2001...............................5
     Notes to Consolidated Financial Statements as of November 30, 2002 . . .
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

 (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
3(a)* Articles of Incorporation of Aztec Communication Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.
3(b)* 10-KSB for the year ended August 31, 2002, filed December 5, 2002. Commission File No.33-3349.
                        Computation of Per Share Earnings.

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

 January 15, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, January 15, 2003
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 January 15,
2003

      /s/ Monica W. Jefferson Secretary and Director    January 15, 2003
     Aztec Communication Group, Inc.
(A Development Stage Company)

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


By:  L. Mychal Jefferson II
Chief Executive Officer/Chief Financial Officer
November 29, 2002














CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated November 29, 2002, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 2002 included herein and to the reference made to me.



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


      						   November
       					 	   30, 2002

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
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2002 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		NOv-30-2002
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00