Form 10QSB
period 2003-02-28
AZTEC COMMUNICATIONS GROUP INC
filed 2003-04-15
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended February 28, 2003
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of February 28, 2003 was 7,374,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended February 28, 2003 and
2001...............................5
     Notes to Consolidated Financial Statements as of February 28, 2003 . . .
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

 April 15, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, April 15, 2003
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 April 15,
2003

      /s/ Monica W. Jefferson Secretary and Director    April 15, 2003
     Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

February, 2003 & 2002

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 2001, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to expressan opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc.,
(a development stage company), as of   February 28, 2003 and 2002, and the
results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to February 28, 2003 and the year ended August 31, 2002, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at February 28, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas


Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
Quarters ending February 28, 2003 and 2002



                                           February 28      February
                                	    2003             2002
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
















Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to February 28, 2003 and the Year Ended August 31, 2002 & 2001

             		      Accumulated      2002      2nd Quarter

Revenues        	      $   -0-        $   -0-     $   -0-

Expenses

  Filings & Fees       		5000            100          -0-
  Interest Expenses               -0-            -0-         -0-
  Advertising Activities          -0-            -0-         -0-
  Programing Activities           -0-            -0-         -0-
  Administrative Expenses         -0-            -0-         -0-
  Loss of Subsidiaries Assets  1,959,537         -0-         -0-

  Total Expenses               1,964,537        100          -0-

  Net Loss                   ($1,964,537)    ($ 100)         -0-

      Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to February 28, 2003
Deficit Accumulated
        	                       Paid In        Development
				       Common Stock   Capital     Stage
Balance, January 24, 1986      -0-     $  -0-         $  -0-      $  -0-

Shares Issued to Incorporators          500,000         500        4500
at $0. 01 Per Share

Shares Issued with Public Offering
at $0.10 Per Share                    1,266,750       1,266     125,409

Cost of Public Offering              (   12,500)

Shares Issued in Connection
with Reverse Acquisition              6,181,350       6,181   1,821,680

Net Loss for Year Ended
August 31, 1989                      (1,963,537)

Balance, August 31, 1989              7,948,100       7,948   1,951,589
                         (1,963,537)

Net Loss for Year Ended
August 31, 1990          (      100)

Balance, August 31, 1990              7,948,100       7,948   1,951,589
                         (1,963,637)

Net Loss for Year Ended
August 31, 1991           (     100)

Balance, August 31, 1991              7,948,100       7,948   1,951,589
                         (1,963,737)

Net Loss for Year Ended
December 31, 1992         (     100)





Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to February 28, 2003
Deficit Accumulated
				  Paid In         Development
               			  Common Stock    Capital      Stage
Balance, August 31, 1992          7,948,100       7,948        1,951,589
                                 (1,963,837)

Net Loss for Year Ended
August 31, 1993         (   100)

Balance, August 31, 1993          7,948,100       7,948        1,951,589
                                 (1,963,937)

Net Loss for Year Ended
August 31, 1994        (    100)

Balance, August 31, 1994 7,948,100       7,948        1,951,589
                     (1,964,037)

Net Loss for Year Ended
August 31, 1995       (     100)

Balance, August 31, 1995          7,948,100       7,948        1,951,589
                     (1,964,137)

Net Loss for Year Ended
August 31, 1996       (     100)

Balance, August 31, 1996          7,948,100       7,948        1,951,589
                     (1,964,237)

Net Loss for Year Ended
August 31, 1997       (     100)

Balance, December 31, 1997 7,948,100  7,948  1,951,589
                     (1,964,337)

Net Loss for Year Ended
August 31, 1998       (     100)

Balance, August 31, 1999          7,948,100       7,948        1,951,589
                     (1,964,437)

Net Loss for Year Ended
December 31, 1998     (     100)
Balance, February 30, 2000        7,948,100    $  7,948     $  1,951,589
                                ($1,964,537)
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to February 28, 2002 and the Year Ended August 31, 1999

                                        Accumulated    2002    2nd Quarter
Cash Flows from Operating Activities

  Net Loss                              ($1,964,537)  ($ 100)     -0-
  Loss on Subsidiaries Assets             1,959,537      -0-      -0-
  Amortization                             -0-           -0-      -0-
  Change in Operating Liabilities;
  Increase in Accounts Payable           5000           100       -0-

  Net Cash Used by Operating
  Activities                             ( -0-)          -0-      -0-

Cash Flows from Investing Activities
  Organization Costs                     ( -0-)          -0-      -0-
  Net Cash Used in Investing
  Activities                             ( -0-)          -0-      -0-

Cash Flows from Financing Activities

  Proceeds of Sales of Common
  Stock                                    -0-           -0-      -0-
  Contributed Capital                      -0-           -0-      -0-
  Cash from Revenue Acquisition            -0-           -0-      -0-

  Net Cash Provided by
  Financing Activities                     -0-           -0-      -0-

  Net Increase (Decrease)
  In Cash                                  -0-           -0-      -0-

  Cash at Beginning of Period              -0-           -0-      -0-

  Cash at End of Period                 $  -0-        $  -0-      -0-







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

Aztec Communications Group,, Inc., has incurred losses that can be carried forward to offset future earnings if conditions of the Internal revenue Codes are met. These losses are as follows:

          	Year of Loss           Amount           Expiration Date
          	1986 - 2003            $1,964,537      2007 - 2008

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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued











THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        AUG-31-2002
<PERIOD-END>                             FEB-28-2003
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