Form 10QSB
period 2003-05-31
AZTEC COMMUNICATIONS GROUP INC
filed 2003-07-16
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 2003
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2003 was 7,374,000

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

 July 15, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/  L. Mychal Jefferson II Chairman, Chief Executive Officer,
July 15, 2003
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 July 15,
2003

      /s/ Monica W. Jefferson Secretary and Director    July 15, 2003
     Aztec Communication Group, Inc.
(A Development Stage Company)

Financial Statements

May, 2003 & 2002

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

Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements -Continued











THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2001 10-QSB



<PERIOD-TYPE>                            YEAR
<FISCAL-YEAR-END>                        AUG-31-2002
<PERIOD-END>                             MAY-31-2003
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