Form 10KSB
period 2003-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2003-12-18
CIK 789606

FORM 10-KSB

       [X]           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED AUGUST 31, 2003

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

   THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF AUGUST 31, 2003 WAS: $0.01

         THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON EQUITY, AS OF AUGUST 31, 2003 WAS: 7,374,050.

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
         Item 13. Exhibits and Reports on Schedule 14A . . . . . . . . . .. 6
SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7











         COMMON STOCK

           BID PRICE

---------------------- ------------------------
 Fiscal Year 2002       Low                     High
------------------ ---------------------- ------------------------

First Quarter              $0.01                $0.01
Second Quarter             $0.01                $0.01
Third Quarter              $0.01	        $0.01
Fourth Quarter             $0.01                $0.01


Fiscal Year 2003         Low                     High
------------------ ---------------------- ------------------------
First Quarter           $0.01                   $0.01
Second Quarter          $0.01                   $0.01
Third Quarter           $0.01                   $0.01
Fourth Quarter          $0.01                   $0.01


         As of September 30 2003 the high and low bids with respect to the price of the Common Stock were $0.01 by $0.01.

         As of August 31, 2003, there were 75 holders of record of the Common Stock.







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

GENERAL

         Management intends for the Registrant to proceed in its efforts to expand holdings through the purchase of existing, profitable, private, companies where there is a demonstrable gain in productivity through the minimization of general and administrative costs which are duplicative. Management will seek to implement a capital structure which affords the greatest flexibility for future acquisitions while maintaining an adequate base of equity to cushion against fluctuations in the business cycle. Currently the company is a development stage corporation.Due to our continuing going concern issues, a meeting has been called to redomicle from Utah and Nevada to be held at the offices of Sonfield & Sonfield, 770 South Post Oak Lane, Suite 435, Houston, Texas 77056 on January 10, 2004 at 10:00 a.m. (CST), Houston, Texas time. Details regarding the meeting and the business to be conducted are more fully described in the Notice of Annual Meeting and Proxy Statement( DEF 14A) filed December 10, 2003. We hope you will be able to attend the annual meeting on January 10, 2004 to listen to information regarding actions to be taken, and to ask any questions you may have.

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

Name                    Age    Position                        Director Since
----                   ----   ----------                      ----------------

L. Mychal Jefferson II  35  Chairman, Chief Executive Officer, March 16, 2000
                            President and Director

Terry Roberts           35  Treasurer and Director          November 29, 2000

Monica W. Jefferson     28  Secretary and Director             March 16, 2000

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table presents certain information regarding the beneficial ownership of all shares of the Common Stock at August 31, 2003 (i) each person who owns beneficially more than five percent of the outstanding shares of the Common Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and officers as a group.

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

(2) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of August 31, 2003 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of August 31, 2003 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3) Mrs Jefferson is the wife of L. Mychal Jefferson, Mr. Jefferson claim no benifical ownership in the shares owned by his wife.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON SCHEDULE 14A.

         (a)     List of Documents Filed with this Report.

         (1) Consolidated Financial Statements, Aztec Communications Group, Inc. and subsidiary companies--
Report of Gwendolyn J. Giles, CFE, CPA, independent
certified public accountant, dated November 29, 2003...... . . . . . . . .11
Balance Sheet-for the Years Ended August 31, 2003, 2002 2001............12
Notes to Consolidated Financial Statements as of August 31, 2003  . . . 17

         All schedules have been omitted since the information required to be submitted has been included in the financial statements or notes or has been omitted as not applicable or not required.

         (2) Exhibits-- The exhibits indicated by an asterisk (*) are incorporated by reference.

   EXHIBIT NO.                                        IDENTIFICATION OF
EXHIBIT
   -----------
-------------------------
  3(a)* Articles of Incorporation of Aztec Communications Group, Inc. filed on January 24, 1986 with the Secretary of State eof Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.

      23(a)*         Consent of Gwendolyn J. Giles, CFE, CPA, certified public
accountants.

      27*              Financial Data Schedule.

         (b)*   SCHEDULE 14A filed December 10, 2003

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

                                              November 29, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                   Title                  Date
                ---------                   -----                  ----

/s/  L. Mychal Jefferson II Chairman, C.E.O, President   November 29, 2003
                                       and Director

/s/  Terry Roberts            Treasurer and Director     November 29, 2003

/s/ Monica W. Jefferson       Secretary and Director     November 29, 2003



                      AZTEC COMMUNICATIONS GROUP, INC.
                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Aztec Communications Group, Inc. ("Aztec") on Form 10-KSB for the period ending August 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Aztec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Aztec.


By:  L. Mychal Jefferson II
Chief Executive Officer/Chief Financial Officer
November 29, 2003














CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated November, 2003, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 2003 included herein and to the reference made to me.



Houston, Texas
November 29, 2003

Independent Auditors Report

Board of Directors
Aztec Communications Group,, Inc.
(A Development Stage Company)

I have audited the accompanying balance sheets of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2003, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows accumulated from January 24, 1986 (Inception) to August 31, 2001, 2002 and the year ended August 31, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Aztec Communications Group, Inc., (a development stage company), as of August 31, 2003, 2002 and 2001, and the results of its operations and its cash flows accumulated from January 24, 1986 (Inception) to August 31, 2003, 2002 and the year ended August 31, 2001, in conformity with generally accepted accounting principles.

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

Gwendolyn J. Giles CFE, CPA
Houston, Texas
November 29, 2003
Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2003


      						     August
       					 	   31, 2003

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
Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2003,

          			Accumulated      2003

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
Statement of Stockholders' Equity
From August 24, 1986 (Inception) to August 31, 2003
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
Statement of Stockholders' Equity -Continued-
From January 24, 1986 (Inception) to August 31, 2003
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
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2002, and the Year Ended August 31, 2003

          				Accumulated      2003
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








Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2002 & August 31, 2001


      						     August        August
       					 	   31, 2002      31, 2001

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


Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2002, and the Year Ended August 31, 2003

          			Accumulated      2002

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
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2002

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

NOTE #4 - Going Concern

Aztec Communications Group,, Inc., has no assets and no operations from which it can obtain working capital. Aztec Communications Group,, Inc., recognizes that it must find a source of working capital or Aztec Communications Group,, Inc., may not be able to continue its existence. Current officers of Aztec Communications Group,, Inc., are seeking a business opportunity through merger or acquisition that would provide operations with a revenue flow and the possibility of additional capital investment.Due this continuing going concern issues, a meeting has been called to redomicle from Utah and Nevada. Details regarding the meeting and the business to be conducted are more fully described in the Notice of Annual Meeting and Proxy Statement file December 10, 2003.

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
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2003 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		AUG-31-2003
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00