Form 10KSB/A
period 2003-08-31
AZTEC COMMUNICATIONS GROUP INC
filed 2004-01-02
CIK 789606

CERTIFICATION OF CFO PURSUANT TO SECTION 302 OF
THE SABANES ACT OF 2002

CERTIFICATIONS

I, L. Mychal jefferson, certify that:

1. I have reviewed this annual report on Form 10-k of Atec
Communications Group, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstancesw under which such statemets were made, not misleading with respect to the period covered by this report;

3. Based onmy knowledge, the financial statements and other financial infomation included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this report;

4. The registrant's other certifying officer and i are responsible for establishing and maintaining disclosure controls and procedures (as define in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

A0 Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be disigned under our supervision, to ensure that material information relating to the registrant, including its consoildated subsidiaires, is made to us by others within those entities, paticularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evalution; and

c) Disclosed in this report any change in the registrant internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  December 4, 2003

/s/ L. Mychal Jefferson

L. Mychal Jefferson

Chief Financial Officer