Form 10QSB
period 2003-11-30
AZTEC COMMUNICATIONS GROUP INC
filed 2004-01-15
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended November 30, 2003
                                      or

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of November 30, 2003 was 7,374,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended November 30, 2003 and
2002...............................5
     Notes to Consolidated Financial Statements as of November 30, 2003 . . .
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

 (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
3(a)* Articles of Incorporation of Aztec Communication Group, Inc. filed on January 24, 1986 with the Secretary of State of Utah, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.
3(b)* 10-KSB for the year ended August 31, 2003, filed December 16, 2003. Commission File No.33-3349.
                        Computation of Per Share Earnings.

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

 January 14, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/ L. Mychal Jefferson II Chairman, Chief Executive Officer, January 14, 2004
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 January 14,
2004

      /s/ Monica W. Jefferson Secretary and Director    January 14, 2004
     Aztec Communication Group, Inc.
(A Development Stage Company)

AZTEC COMMUNICATIONS GROUP, INC.
                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Communications Group, Inc. ("Aztec") on Form 10-QSB for the period ending November 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Aztec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Aztec.


By:  L. Mychal Jefferson II
Chief Executive Officer/Chief Financial Officer
January 14, 2004


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

Date: January 14, 2004

/s/ L. Mychal Jefferson

L. Mychal Jefferson

Chief Financial Officer













CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

Consent of Gwendolyn J. Giles, CFE, CPA
Independent Auditor

     I consent to the use, of our report dated November 29, 2003, on the financial statements of Aztec Communications Group, Inc., (a development stage company), dated August 31, 2002 included herein and to the reference made to me.



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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #4 to the financial statements, the Company has an accumulated deficit and a negative net worth at August 31, 2003. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note #4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gwendolyn J. Giles CFE, CPA
Houston, Texas
November 29, 2003
Aztec Communications Group,, Inc.
(A Development Stage Company)
Balance Sheets
August 31 2003


      						   November
       					 	   30, 2003

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


Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2001, and the Year Ended August 31, 2002

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
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2002 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		NOv-30-2003
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00