Form 10QSB
period 2004-05-31
AZTEC COMMUNICATIONS GROUP INC
filed 2004-07-16
CIK 789606

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                            _______________________

                                  FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended May 31, 2004
                                      or

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


                  Neveda
		87-0439834
      (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                      Identification No.)

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

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of May 31, 2004 was 7,374,000

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

                                    Part II
                               OTHER INFORMATION

Item 3. Exhibits


         (a)     List of Documents Filed with this Report.
                ----------------------------------------

                                  Page

                                  ----
 (1)    Balance Sheet-for the Quarters Ended May 31, 2004 and
2003...............................5
     Notes to Consolidated Financial Statements as of May 31, 2004 . . .
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

 (2)     Exhibits--
                 The exhibits indicated by an asterisk (*) are incorporated by reference.

Exhibit No.                                        Identification of Exhibit
- -----------                                        -------------------------
3(a)* Articles of Incorporation of Aztec Communication Group, Inc. filed on 2003 with the Secretary of State of Neveda, described in the Registration Statement on Form S-18 of the Registrant effective February 14, 1986. Commission File No. 33-3349.
3(b)* 10-KSB for the year ended August 31, 2003, filed December 16, 2003. Commission File No.33-3349.
                        Computation of Per Share Earnings.

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

 July 14, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature
Title                                   Date
                ---------
-----                                   ----

       /s/  L. Mychal Jefferson II Chairman, Chief Executive Officer,
July 14, 2004
               President and Director


      /s/ Terry Roberts     Treasurer and Director                 July 14,
2004

      /s/ Monica W. Jefferson Secretary and Director    July 14, 2004
     Aztec Communication Group, Inc.
(A Development Stage Company)

AZTEC COMMUNICATIONS GROUP, INC.
                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Communications Group, Inc. ("Aztec") on Form 10-QSB for the period ending May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Aztec, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Date: July 14, 2004

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


Aztec Communications Group,, Inc.
(A Development Stage Company)
Statement of Operations
Accumulated from January 24, 1986 (Inception) to August 31, 2001, and the Year Ended August 31, 2003

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
($1,964,537)

Aztec Communications Group,, Inc.
(A Development Stage Company)
Statements of Cash Flows
Accumulated from January 24, 1986 (Inception) to August 31, 2003

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










Aztec Communications Group,, Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE #1 - Organization

Aztec Communications Group,, Inc., (Aztec Communications Group,) was organized in the state of Utah on January 24, 1986 and redomicle to Neveda in 2003.
The Articles of Incorporation state the purpose of the corporation is to conduct business in the field of financial and business consulting and operation; to seek for and acquire business opportunities in the financial field; or transact any lawful business, or to promote or conduct any legitimate object or purpose, under and subject to the laws of the state of Utah.

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
Notes to Financial Statements -Continued
































THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM BALANCE SHEET AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH 2002 10-KSB



<PERIOD-TYPE>                                                  YEAR
<FISCAL-YEAR-END>                         		Jul-31-2004
<PERIOD-END>
<CASH>                                                            0
<SECURITIES>                                                      0
<RECEIVABLES>                                                     0
<ALLOWANCES>                                                      0
<INVENTORY>                                                       0
<CURRENT-ASSETS>                                                  0
<PP&E>                                                            0
<DEPRECIATION>                                                    0
<TOTAL-ASSETS>                                                    0
<CURRENT-LIABILITIES>                                 	       5000
<BONDS>                                                           0
<PREFERRED-MANDATORY>                                             0
<PREFERRED>                                                       0
<COMMON>                                                      7,948
<OTHER-SE>                                                        0
<TOTAL-LIABILITY-AND-EQUITY>                                      0
<SALES>                                                           0
<TOTAL-REVENUES>                                                  0
<CGS>                                                             0
<TOTAL-COSTS>                                                     0
<OTHER-EXPENSES>                                                  0
<LOSS-PROVISION>                                                  0
<INTEREST-EXPENSE>                                                0
<INCOME-PRETAX>                                                   0
<INCOME-TAX>                                                      0
<INCOME-CONTINUING>                                               0
<DISCONTINUED>                                                    0
<EXTRAORDINARY>                                                   0
<CHANGES>                                                         0
<NET-INCOME>                                                      0
<EPS-PRIMARY>                                                   .00
<EPS-DILUTED>                                                   .00