Form 10KSB
period 2004-08-31
AZTEC OIL & GAS, INC.
filed 2004-12-16
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended August 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 000-32015

                            Aztec Oil & Gas, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        87-0439834
--------------------------------                     ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                     Identification No.)

        770 South Post Oak Lane, Suite 435, Houston, Texas       77056
        --------------------------------------------------     ---------
            (Address of principal executive offices)           (zip code)

                  Issuers telephone number:  (713) 877-9800
                                             --------------

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $0.001
                          ------------------------------
                                 (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year.  $0.

     The aggregate market value on August 31, 2004 of voting stock held by non-affiliates was $4,828,275.

     As of August 31, 2004, the issuer had 24,507,150 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.

     Documents incorporated by reference: See Item 13. Exhibits and Reports on Form 8-K in Part III.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................11
    Item 3.  Legal Proceedings.............................................11
    Item 4.  Submission of Matters to a Vote of Security Holders...........11

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......12
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....14
    Item 7.  Financial Statements..........................................16
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................17
    Item 8a. Controls and Procedures.......................................18


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................19
    Item 10. Executive Compensation........................................20
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................22
    Item 12. Certain Relationships and Related Transactions................23
    Item 13. Exhibits and Reports on Form 8-K..............................24
    Item 14. Principal Accountant Fees and Services........................25


SIGNATURES   ..............................................................26

                           Forward-Looking Statements




This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Aztec Oil & Gas, Inc. ("Aztec" of "the Company") business plan involves the purchasing of interests in producing oil & gas properties with undrilled reserves, in order to eliminate some of the risk associated with traditional exploration and production operations.

The Company was organized in Utah on January 24, 1986, under the name Aztec Communications Group, Inc. and has been dormant since 1989. In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. The Registrant changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. on August 13, 2004.

In September, 2004 the company acquired a 31.283% membership unit interest in Z2, LLC., a Florida limited liability company. Z2, LLC, owns 100% of the working interest in the 7,200+ acre Big Foot oil field in Texas. The Big Foot oil field is located SW of San Antonio, Texas, primarily in Frio County, Texas. The field was first discovered by Shell Oil in 1949, developed in the 1950's and has yielded over 22 million barrels over the past five decades. According to a recent reported appraisal by Lee Keeling & Associates, the total gross oil production remaining in the field is estimated to be 5,627,470 barrels.

According to Maverick Energy, operator of the Z2 leases, there are still up to 400 proven, underdeveloped well sites within the presently productive areas of the Z2 properties. Aztec Oil & Gas intends to facilitate the drilling of a number of these new drill sites, which should increase oil production from the current level of approximately 9,000 barrels per month level.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

Aztec business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Z2 and Aztec in drilling new wells, while both Z2 and Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

(a)  Limited Operating History

In 2004 the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc., and purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. Prior to the acquisition of Z2, LLC the Company has been inactive. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan.

The ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.


(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of August 31, 2004, the Company had an accumulated deficit of $(2,130,940) dollars. Management expects its expenses will increase as the Company further executes its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

As stated, until the Company acquired Z2, LLC, on September 15, 2004, the Company has been inactive. With the acquisition of Z2, LLC, the company developed a business strategy to team-up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.

The Company will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.


(d)  Uncertainties Related to the Oil and Gas Business in General

The Registrant's current business is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations of production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Registrant is not fully insured against these risks either because insurance is not available or because the Registrant has elected not to insure due to prohibitive premium costs.

The oil business is further subject to many other contingencies which are beyond the control of the Registrant. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Registrant's business.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the

Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

Aztec has retained the services of Doherty & Company, L.L.C., a firm specializing in acquisitions, specifically for the purpose of identifying acquisition targets. Aztec's business model is based on purchasing interests in proven, producing oil & gas properties with underexploited drilling sites rather than taking on the very large expenses and high risks associated with traditional drilling and exploration. With its retention of Doherty & Company, Aztec will begin looking at other potential proven, producing oil & gas properties in which it may have the potential to acquire working interests in an effort to boost its oil & gas properties portfolio and thus further increase its overall oil production capabilities.

(f)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(g)  Competition

The search for viable oil and gas prospects and leases is intensely competitive. The Company will compete with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

There are many companies and individuals engaged in the oil business. Some are very large and well established with substantial capabilities and long earnings records. The Registrant is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil properties since they have greater financial resources and larger technical staffs than the Registrant. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Registrant and which present substantial competition to the Registrant.

A number of factors, beyond the Registrant's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.


(h)  Risks Associated With New Business Strategies, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's services would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(i) Because the Oil and Gas industry is cyclical, the Company's operating results may fluctuate.

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

Oil prices have been and are expected to remain volatile. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels. The Company may experience in the future, significant fluctuations in operating results based on these changes.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's future oil production, the Registrant does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Registrant's oil production activities. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.


3)  Government Regulation

General - The Registrant's oil production activities are, and any drilling operations of the Registrant would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Registrant's production, transportation and sale of oil or gas have a significant effect on the Registrant and its operating results.

State Regulation - The current production operations of the Registrant are, and any drilling operations of the Registrant would be, subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural gas and oil. Typical state regulations require permits to drill and produce oil, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

Environmental Matters - Various federal and state authorities have authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Registrant and could result in loss or liability to the Registrant in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.


4)  Employees

The Company currently has three (3) employees: one President, one Treasurer and one Corporate Secretary. The Company has no intention at this time to add employees until it can become a profitable entity . The Registrant plans to retain consultants with respect to current and proposed properties and operations. The Registrant from time to time may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on her ability to develop a business strategy which will be successful for the Company.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

Recent Events
-------------

The Big Foot 2004-1 Drilling Program LP has received funds from two investment groups affiliated with shareholders of Aztec to fund the drilling phase of four (4) new infield oil wells to be drilled on the Z2 LLC properties, in which Aztec holds a 31.283% interest. Drilling of all four new wells is presently projected to be completed by the end of this year, subject to weather,
availability of equipment, etc.   These four (4) wells will be the first wells
funded in accord with Aztec's business model that calls for participation from outside investors to assume the cost of drilling wells in exchange for a part of the revenues derived from the wells they finance.

The Drilling Program received approximately $500,000 to fund the drilling of the four new wells. Drilling of these new wells should commence within the next several weeks and the drilling of all four is presently projected to be completed by the end of this year, subject to weather, availability of equipment, etc. The investment groups have agreed to provide additional funds adequate for the subsequent well completion phase necessary to bring the new wells ``on-line.'' The investment groups will receive 75% of the working interest from the wells until the costs are recovered. Thereafter, working interest revenues would be split 50/50 between the investor groups and Z2 LLC, with Aztec receiving 31.283% of any such proceeds to Z2 LLC.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 770 South Post Oak Lane, Suite 435, Houston, Texas 77056, Phone: (713) 877-9800. This space is provided at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Aztec Oil & Gas, Inc. is not a party to any material legal proceedings, and none are known to be contemplated against Aztec.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 15, 2004, the Company conducted its annual shareholder in Houston, Texas. The shareholders voted in favor to give the Board of Directors the Authority to change the corporate name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc.

                                 PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's common stock was cleared for trading on the OTC Bulletin Board system. Its stock symbol is AZGS. For the year ended August 31, 2004, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $0.51 high bid, and $0.05 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


CALENDAR QUARTER                             HIGH              LOW
--------------------------------             ----              ----
FISCAL 2003

Quarter ended December 31, 2002              $0.04             $0.04
Quarter ended March 31, 2003                 $0.05             $0.04
Quarter ended June 30, 2003                  $0.05             $0.05
Quarter ended September 30, 2003             $0.05             $0.05

FISCAL 2004

Quarter ended December 31, 2003              $0.05             $0.05
Quarter ended March 31, 2004                 $0.05             $0.05
Quarter ended June 30, 2004                  $0.51             $0.05
Quarter ended September 30, 2004             $0.51             $0.10


(ii) Dividends
--------------

The Company has never paid or declared any dividend on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. The Company does not anticipate paying any dividends on its common stock in the foreseeable future.

(iii) Holders
-------------

The approximate number of holders of record of common stock as of August 30, 2004 was approximately one hundred ten (110).


(iv) Stock Repurchase
---------------------

The Company did not repurchase any of its shares during the fiscal year covered by this report.

(v)  Stock Split
----------------

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Aztec business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.
Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Z2 and Aztec in drilling new wells, while both Z2 and Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

The Company has a limited operating history with oil and gas properties, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of August 31, 2004, the Company had an accumulated deficit of $(2,130,940). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

Thus, the Company will need to generate revenues to achieve profitability.
To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(ii) Results of Operations
--------------------------

Aztec has been inactive during its fiscal year ending August 31, 2004, the Company has generated no revenues and a loss of $(166,303) for the year ending August 31, 2004 as compared to a loss of $(100) for the same period last year. During fiscal year ending August 31, 2004, the Company experienced net losses $(166,303). The bulk of these expenses $(149,728) were for general and administrative costs. The administrative expenses included legal fees to identify an acquisition and the cost to maintain the Company's fully reporting status.

Aztec business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.

(iii) Liquidity and Capital Resources
-------------------------------------

The Registrant entered into a Term Credit Agreement on August 12, 2004 with Hong Kong League Central Credit Union, whereby the Registrant borrowed $1,950,000 (USD) which is payable in full on July 31, 2005. This loan is subject to a ten percent per annum interest rate. The Registrant paid $100,000 origination fee for this loan, the Registrant in turn loaned $1,850,000 to Z2, LLC which owns 100 percent of the working interest in the Big Foot Oil Field, in Texas. The loan to Z2, LLC is guaranteed and secured by 51% of the share ownership in Z2, LLC. This loan agreement was contingent in acquiring a 31.283% membership unit interest in Z2, LLC by the Registrant.

Warrants were also issued for 6,000,000 shares at exercise prices ranging from $0.75 per share to $1.65 per share.

Aztec signed a 10-year consulting contract with International Fluid Dynamics On July 22, 2004, for cash of $10,000 - $15,000 per month and non-cash compensation of 6,000,000 warrants at exercise prices ranging from $0.75 per share to $1.65 per share.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS



                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6-8


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
  Aztec Oil & Gas, Inc.
  (formerly Aztec Communications Group, Inc.)
  (A Development Stage Company)
  Houston, Texas

We have audited the accompanying balance sheet of Aztec Oil & Gas, Inc. as of August 31, 2004, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of Aztec's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform each audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aztec Oil & Gas, Inc. as of August 31, 2004 and the results of its operations and its cash flows for each of the periods then ended in conformity with accounting principles generally accepted in the United States of America.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

November 17, 2004

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEET
                               August 31, 2004


BALANCE SHEET


            ASSETS
Non-current assets
  Escrow account                                            $1,850,000
  Unamortized loan costs                                        94,795
                                                            ----------
                                                            $1,944,795
                                                            ==========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Note payable to a bank                                    $1,950,000
  Accounts payable                                              47,728
  Accrued interest                                              16,470
                                                            ----------
      Total Liabilities                                      2,014,198
                                                            ----------

Stockholders' Deficit
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding              100
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 24,507,150 shares issued and outstanding        24,507
  Additional paid in capital                                 2,036,930
  Deficit Accumulated during the Development Stage          (2,130,940)
                                                            ----------
      Total Stockholders' Deficit                           (   69,403)
                                                            ----------
                                                            $1,944,795
                                                            ==========


               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS



STATEMENTS OF OPERATIONS

                                                                  Inception
                                                                   Through
                                      Years Ended August 31,      August 31,
                                        2004        2003            2004
                                    ---------   ---------        ----------
General & administrative             $ 149,728     $     100     $  150,228
Interest                                16,575                       21,075
Impairment                                                        1,959,637
                                     ---------      --------     ----------
      Total expenses                   166,303           100      2,130,940
                                     ---------      ---------    ----------
      NET LOSS                       $(166,303)    $(    100)   $(2,130,940)
                                     ==========    ==========   ===========

Basic and diluted loss per share         $(.01)        $(.00)
                                    ===========   ===========
Weighted average shares outstanding 22,343,646     22,107,150
                                    ==========    ===========



               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIT
                     Years Ended July 31, 2003 and 2002


STATEMENT OF STOCKHOLDERS' DEFICIT

                                                          Deficit
                                                        Accumulated
                                                        During the
                         Preferred  Common     Paid In  Development
                           Shares   Shares    Capital     Stage       Totals
                         --------- --------- ---------- -----------  --------
Balances, August 31, 2002
  (restated)                       22,107,150 $1,959,537 $(1,964,537) $( 5,000)

Net loss                                                  (      100)  (   100)
                         --------- ---------  ---------- -----------  ---------

Balances, August 31, 2003          22,107,150  1,959,537  (1,964,637)  ( 5,100)

Stock issued for services  50,000   2,400,000     87,000                87,000

Stock issued for cash      50,000                 15,000                15,000

Net loss                                                    (166,303) (166,303)
                         --------- ---------  ---------- -----------  ---------

Balances, July 31, 2003   100,000  24,507,150 $2,061,537 $(2,130,940) $(69,403)
                         ========  ==========  ========== =========== =========

      Less:  Preferred shares par value         (   100)
      Less:  Common shares par value            (24,507)
                                             ----------
      Additional Paid in Capital             $2,036,930
                                             ==========



               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOW

STATEMENTS OF CASH FLOW
                                                                     Inception
                                                                      Through
                                            Years Ended August 31,   August 31,
                                               2004        2003        2004
                                            ----------  ---------   ----------
Cash Flows Used in Operating Activities
  Net loss                                  $( 166,303)  $(   100) ($2,130,940)
  Adjustments to reconcile net income to net cash
    used in operating activities:
    Stock issued for services                   87,000          -       87,000
    Impairment                                                       1,959,637
  Changes in:
    Accounts payable                            47,727        100       47,728
    Accrued expenses                            16,575          -       21,575
                                            ----------  ---------    ----------
  Net Cash Used in Operating Activities      (  15,000)         -      (15,000)
                                            ----------  ---------    ----------

Cash Flows Used in Investing Activities
  Loan to Z3, LLC                           (1,850,000)             (1,850,000)
  Payment of loan costs                     (  100,000)             (  100,000)
                                            ----------              -----------
                                            (1,950,000)             (1,950,000)
                                            ----------              -----------

Cash Flows Provided by Financing Activities
  Note payable to a bank                     1,950,000               1,950,000
  Proceeds from sales of preferred stock        15,000                  15,000
                                            ----------              ----------
                                             1,965,000               1,965,000
                                            ----------              ----------
Net increase (decrease) in cash                     -           -            -

Cash at beginning of year                           -           -            -
                                            ----------  ---------   ----------

Cash at end of year                         $        - $       -    $        -
                                            ========== ==========   ==========

Cash paid during the year for:
  Interest                                  $        - $       -
                                            ========== ==========

               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Aztec Communications Group, Inc. was organized in Utah on January 24, 1986, and has had no activity since 1989. In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. Aztec changed its name to Aztec

Oil & Gas, Inc. on August 13, 2004. Also on August 13, Aztec effected a 3-for-1 forward stock split.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Cash Equivalents. Highly liquid investments with original maturities of three months or less are considered cash equivalents.

Oil and gas properties. Aztec will use the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells will be capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

Unproved oil and gas properties that are individually significant will be periodically assessed for impairment of value, and a loss will be recognized at the time of impairment by providing an impairment allowance. To date, there have been no capitalized or impaired costs. Other unproved properties will be amortized based on Aztec's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion and amortization are eliminated from the property accounts and the resultant gain or loss will be recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale will be recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received will be treated as a reduction of the cost of the interest retained.

Interest will be capitalized on expenditures for significant exploration and development projects while activities are in progress to bring the assets to their intended use. There have been no oil and gas related expenditures until September 2004.

Income Taxes. U.S. income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Stock Options and Warrants. Aztec accounts for stock-based compensation to employees under the intrinsic value method. Under this method, Aztec recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. Aztec accounts for stock-based compensation to non-employees under the fair value method using the Black-Scholes option-pricing modeling method. There are no options or warrants outstanding as of August 31, 2004.

Earnings per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recent Accounting Pronouncements. Aztec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.


NOTE 2 - LOAN to Z3, LLC

Monies loaned to Aztec in August 2004 were transferred to an independent entity, Z3, LLC until September 15, 2004, when a property was purchased (see note 8). This $1,850,000 was then transferred on September 15, 2004 to Z2, LLC for a drilling program to commence in late 2004. No interest was collected on this temporary loan.


NOTE 4 - NOTE PAYABLE

Aztec borrowed $1,950,000 from Hong Kong League Central Credit Union on August 12, 2004. The amount is due in July 2005, with interest at 10% and is unsecured.

NOTE 5 - INCOME TAXES

Income taxes are not due since Aztec has had losses since inception. Since the change in control in 2003, Aztec has had about $64,000 in net operating losses, which expire in fiscal 2024.

The components of deferred taxes are as follows:

            Deferred tax assets
              Net operating loss carryforwards         $ 21,760
            Less:  valuation allowance                  (21,760)
                                                       ---------
            Current net deferred tax assets            $      0
                                                       =========


NOTE 6 - PREFERRED STOCK

Series A Preferred stock was established on August 26, 2004. All 100,000 authorized shares were immediately issued, with 50,000 shares for $15,000 cash and 50,000 shares for services valued at $15,000. This stock is not convertible or redeemable, but at all times may vote 70% of the total votes of all common shares outstanding. It has no liquidation or stated value.


NOTE 7 - COMMON STOCK and RESTATEMENT

Total common shares outstanding were represented in prior audits as 7,948,100. The correct figure was 7,369,050 and the beginning balance of common shares outstanding was restated to this amount. After a 3-for-1 forward split on August 13, 2004, the total outstanding shares increased to 22,107,150. 2,400,000 shares were issued in late August for services valued at $.03 per share, or $72,000. Total shares outstanding as of August 31, 2004 were 24,507,150.


NOTE 8 - SUBSEQUENT EVENTS

On September 5, 2004, Aztec purchased a purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock. Z2, LLC owns a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas. Aztec contributed $1,850,000 towards a drilling program.

Aztec signed a 10-year consulting contract with International Fluid Dynamics on July 22, 2004, for cash of $10,000 - $15,000 per month and non-cash compensation of 6,000,000 warrants at exercise prices ranging from $.75 per share to $1.65 per share. No compensation was recorded in connection with these warrants because their fair value was nominal.

In September, warrants were also issued to Softbank, Inc. for services for another 6,000,000 shares at a nominal exercise price per share. These warrants vest on dates ranging from September 2004 through July 2005. Compensation will be recorded in connection with these warrants when they vest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 23, 2004, the Company filed Form 8-K with the United Stated Securities and Exchange Commission, in which the Company stated in Item
4.01 "Changes in Registrant's Certifying Account:"

a) On November 18, 2004 the Registrant's Board of Directors dismissed Gwendolyn J. Giles CFE, CPA ("Giles") as its independent auditors. On November 18, 2004, the Registrant's Board of Directors engaged Malone & Bailey, PLLC, Houston, Texas to serve as the Registrant's independent public accountants and to audit the Registrant's financial statements for the year ended August 30, 2004. The Registrant does not have an Audit Committee.

During the Registrant's two prior fiscal years and the period from September 1, 2001 through the date of its dismissal, there have been no disagreements with Giles on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Giles would have caused it to make reference thereto in its reports on the Registrant's financial statements. In addition, for the same periods, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

Giles's reports on the financial statements of the Registrant for the years ended December 31, 2002 and 2003 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports for both years indicated that there was a substantial doubt as to the Registrant's ability to continue as a going concern and that the financial statements did not include any adjustments that might result from the outcome of this uncertainty.

The Company provided Giles with a copy of the disclosures contained herein and requested Giles furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Giles agrees with the above statements, and if not, the respects in which Giles does not agree. The Company will file the letter requested from Giles by amendment to this report when provided.

b) During the two fiscal years of the Registrant ended August 31, 2003 and August 31, 2002 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Malone & Bailey, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Malone & Bailey, PLLC concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8a. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Aztec Oil & Gas, Inc.


Name                    Age    Position                        Director Since
----                    ---   ----------                      ----------------
L. Mychal Jefferson II  35  Chairman, Chief Executive Officer,  March 16, 2000
                            President and Director

Terry Roberts           35  Treasurer and Director              Nov. 29, 2000

Monica W. Jefferson     28  Secretary and Director              March 16, 2000


B.  Work Experience

         L. Mychal Jefferson II, age 35, has served as Chairman of the Board, Chief Executive Officer and President since March 16, 2000. Mr. Jefferson began his career as an Investment Banker with Oppenheimer. Mr. Jefferson later founded LM Jefferson and Company. He currently serves as an investor and outside board member of various public and private companies.

         Terry Roberts, age 35, has served as Treasurer and Director since November 29, 2000. Mr. Robert serves as an investor, independent director and is President of Roberts Co., Inc., a Texas based facility services firm.

         Monica W. Jefferson, age 28, has served as Secretary and Director since March 16, 2000. Mrs. Jefferson founded several executive office suites and organizations.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Aztec does not currently pay compensation to directors for services in that capacity.

Officers are elected by the board of directors and hold office until their successors are chosen and qualified, until their death or until they resign or have been removed from office. All corporate officers serve at the discretion of the board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
Aztec Oil & Gas, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2004. Aztec intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended August 31, 2004. Since 1989, the Registrant has not paid salaries or other forms compensation to any of its officers or directors.

                                           Fiscal   Annual
Name                      Position         Year   Compensation     Bonus
----------------------    ---------        ----   ------------     -----
L. Mychal Jefferson II    Chairman,        2002       -0-          -0-
                          CEO, President   2003       -0-          -0-
                          Director         2004       -0-          -0-

Terry Roberts             Treasurer        2002       -0-          -0-
                          Director         2003       -0-          -0-
                                           2004       -0-          -0-

Monica W. Jefferson       Secretary        2002       -0-          -0-
                          Director         2003       -0-          -0-
                                           2004       -0-          -0-

The Company currently does not have employment agreements with its executive officers.

Audit Committee
---------------
The company does not have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board is so small.

     (3) The members of the Board who acts as nominating committee is not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to section 6(a) of the Act (15 U.S.C. 78f(a).

     (4) The nominating committee has no policy with regard to the consideration of any director candidates recommended by security holders, but the committee will consider director candidates recommended by security holders.

     (5) The basis for the view of the board of directors that it is appropriate for the registrant not to have such a policy is that there is no need to adopt a policy for a small company.

     (6) The nominating committee will consider candidates recommended by security holders, and by security holders in submitting such recommendations.

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with clean background.

     (8) The nominating committee's process for identifying and evaluation nominees for director, including nominees recommended by security holders, is to find anyone willing to serve with clean background. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of August 31, 2004, by each person known by Aztec to own beneficially more than 10% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

              NAME, ADDRESS
TITLE OF      OF BENEFICIAL                  SHARES OF          PERCENT OF
CLASS       OWNER AND POSITION(1)(2)       COMMON STOCK         CLASS(3)
--------------------------------------------------------------------------
Common      L. Mychal Jefferson               97,500             .009%
            Chairman, CEO, Director

Common      Terry Roberts                     10,000             .001%
            Treasurer, Director

Common      Monica Jefferson(4)               10,000             .001%
            Secretary, Director
                                            -----------------------------
     All directors and officers
       as a group  (3 persons)               117,500             .011%


(1)  Address:  770 South Post Oak Lane, Suite 435, Houston, Texas  77056.

(2) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(3) Unless otherwise provided, the calculation of percentage ownership is based on the total number of shares of the Common Stock outstanding as of August 31, 2003 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of August 31, 2003 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(4) Mrs. Jefferson is the wife of L. Mychal Jefferson, Mr. Jefferson claims no beneficial ownership in the shares owned by his wife.

B.  Persons Sharing Ownership of Control of Shares

No person or shareholder owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

Aztec issued International Fluid Dynamics warrants for 6,000,000 shares at exercise prices ranging from $0.75 per share to $1.65 per share. No compensation was recorded in connection with these warrants because their fair value was nominal.

E.  Preferred Stock

On June 11, 2004, the Board of Directors approved Articles of Designation of Series A Preferred Stock. Series A Preferred stock was established on August 26, 2004. All 100,000 authorized shares were immediately issued, with 50,000 shares for $15,000 cash and 50,000 shares for services valued at $15,000. The shares of outstanding Series A Preferred Stock shall have the number of votes equal to seventy percent (70%) of votes of all outstanding shares of capital stock such that all the outstanding shares of Preferred Stock shall always constitute 70% of the voting rights of the Corporation, but the holders are not obliged or bound to vote together. Such Series A Preferred stock has no other extraordinary preferences.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Malone & Bailey, PLLC, Houston, Texas, Certified Public Accountants, to perform audited financials for the Company. Malone & Bailey, PLLC own no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

      31.1 Certification of Principal Executive Officer and Chief Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002, promulgated under the Securities Exchange Act of 1934, as amended.

      32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report dated September 15, 2004, pursuant to Item 1.01; ("Entry into a Material Definitive Agreement"); Item 2.01 ("Completion of Acquisition or Disposition of Assets"); Item 3.02 ("Unregistered Sales of Equity Securities"); Item 3.03. Material Modifications to Rights of Security Holders") Item 5.03 ("Amendments to Articles of Incorporation or Bylaws") Item
8.01 ("Other Events") and Item 9.01 ("?Exhibits").

The Company filed a Current Report dated November 18, 2004, pursuant to Item 4.01; ("Changes in Registrant's Certifying Accountant").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit Fees:  During Aztec's 2004 fiscal year, Gwendolyn J. Giles CFE,
CPA billed Aztec $4,150 in Audit fees for review of the Company's annual financial statements and those financial statements included in the Company's quarterly reports on Form 10-Q.


AUDIT-RELATED FEES

Aztec did not engage Gwendolyn J. Giles CFE, CPA to provide services to Aztec regarding financial information systems design and implementation during the fiscal year ended August 31, 2003.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2004 and 2003, respectively.

ALL OTHER FEES

All Other Fees: During Aztec's 2004 fiscal year, Gwendolyn J. Giles CFE, CPA billed Aztec $0 in fees for all other non-audit services rendered to Aztec, which amount includes tax related services of $0, foreign statutory audits of $0.

The Aztec Board of Directors believes that the provision of the services described under "All other Fees" was compatible with maintaining Gwendolyn
J. Giles CFE, CPA's independence from Aztec.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Aztec Oil & Gas, Inc.
                                           ---------------------
                                               (Registrant)

Date:  December 15, 2004         By:  /s/ L. Mychal Jefferson
       -----------------         ------------------------------------------
                                          L. Mychal Jefferson
                                          President, Chief Executive Officer
                                          Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 15, 2004             By:  /s/ Monica W. Jefferson
       -----------------             ----------------------------
                                              Monica W. Jefferson
                                              Secretary