Form 10QSB
period 2004-11-30
AZTEC OIL & GAS, INC.
filed 2005-01-14
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended November 30, 2004.
---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
---------------------------------------------------------------------------

                     Commission File Number: 000-32015
--------------------------------------------------------------------------

                        Aztec Oil & Gas, Inc.
--------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Nevada                                  87-0439834
   --------------------------------            --------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

        770 South Post Oak Lane, Suite 435, Houston, Texas       77056
       ---------------------------------------------------    -------------
            (Address of principal executive offices)           (zip code)

                  Issuers telephone number:  (713) 877-9800
                                              --------------


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                        Yes [X]     No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     As of November 30, 2004, the issuer had 26,982,150 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................    7

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    8

Item 3.   Controls and Procedures..............................   13



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   14

Item 2.   Changes in Securities and Use of Proceeds............   14

Item 3.   Defaults upon Senior Securities......................   14

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   14

Item 5.   Other Information.....................................  14

Item 6.   Exhibits and Reports on Form 8-K......................14-15

Signatures......................................................  16

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended November 30, 2004. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the three months ended November 30, 2004, follow.

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               November 30, 2004


             ASSETS
Non-current assets
  Cash                                                             $    4,960
  Accounts receivable                                                  50,000
  Investment in Z2                                                  2,705,512
  Unamortized loan costs,
    net of $30,137 accumulated amortization                            69,863
                                                                   ----------
                                                                   $2,830,335
                                                                   ==========


       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                                    $2,433,878
  Accounts payable                                                     69,794
  Common stock payable                                                204,000
  Accrued interest                                                     43,487
                                                                   ----------
       Total current assets                                         2,751,159

  Notes payable - Long Term                                           250,000
                                                                   ----------
       Total Liabilities                                            3,001,159
                                                                   ----------

Stockholders' Deficit
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                     100
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 26,982,150 shares issued and outstanding               26,982
  Additional paid in capital                                        2,108,705
  Deficit Accumulated during the Development Stage                 (2,306,611)

                                                                   ----------
       Total Stockholders' Deficit                                   (170,824)

                                                                   ----------
                                                                   $2,830,335
                                                                   ==========



                                 AZTEC OIL & GAS, INC.
                             (A Development Stage Company)
                               STATEMENTS OF OPERATIONS

                                                                     Inception
                                          Three Months Ended          Through
                                             November. 30,          November 30,
                                          2004          2003           2004
                                      ----------      ---------    -----------
Revenues                              $  31,512       $       -    $    31,512

                                      ----------      ---------    ------------
General & administrative                 63,416               -        126,644
Non-cash compensation                    74,250                        161,250
Interest                                 69,517               -         90,592
Impairment                                    -               -      1,959,637
                                      ----------      ---------    ------------
       Total expenses                   207,183               -      2,338,123
                                      ----------      ---------    ------------
       NET LOSS                       $(175,671)      $       -    $(2,306,611)
                                      =========       =========    ============


Basic and diluted loss per share          $(.01)         $(.00)

Weighted average shares outstanding   26,193,414      22,107,150



                                 AZTEC OIL & GAS, INC.
                             (A Development Stage Company)
                                STATEMENTS OF CASH FLOW

                                                                     Inception
                                          Three Months Ended          Through
                                             November. 30,          November 30,
                                          2004          2003           2004
                                      ----------      ---------    -----------
Cash Flows Used in Operating Activities
  Net loss                           $  (175,671)     $      -     $(2,306,611)

Adjustments to reconcile net income to net cash
   used in operating activities:
   Stock issued for services              74,250              -        161,250
   Amortization                           24,932                        30,137
   Impairment                                                        1,959,637
Changes in:
   Accrued expenses                       27,017              -         43,387
   Accounts payable                       22,066              -         69,794
Accounts receivable                      (50,000)                      (50,000)
                                      ----------      ---------    -----------
Net Cash Used in Operating Activities    (77,406)             -        (92,406)
                                      ----------      ---------    -----------

Cash Flows Used in Investing Activities
  Proceeds from loan receivable          118,488                       118,488
  Loan to Z3, LLC                              -                    (1,850,000)
  Payment of loan payable costs                -                      (100,000)
                                      ----------      ---------    -----------
                                         118,488                    (1,831,512)
                                      ----------      ---------    -----------

Cash Flows Provided by Financing Activities
  Note payable to a bank                       -                     1,950,000
  Proceeds from sales of preferred stock       -                        15,000
  Payment of note                        (36,122)                      (36,122)
                                      ----------      ---------    -----------
                                         (36,122)                    1,928,878
                                      ----------      ---------    -----------
Net increase (decrease) in cash            4,960            -            4,960

Cash at beginning of period                   -             -                -
                                      ----------      ---------    -----------
Cash at end of period                 $    4,960      $       -    $     4,960
                                      ==========      =========    ===========

Cash paid during the year for:
  Interest                            $        -      $       -

                                 AZTEC OIL & GAS, INC.
                             (A Development Stage Company)
                             NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc. ("Aztec"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

NOTE 2 -  PURCHASE

In September 2004, Aztec purchased a purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas. Aztec also contributed $1,850,000 towards a drilling program.

In October 2004, Aztec borrowed $255,000 for the purchase of the 31.283% interest in Z2, LLC. The notes bear 10% interest, and mature one year from the issue date.

NOTE 3 - EQUITY

In September, warrants were issued to Softbank, Inc. for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005.

In September, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September, Aztec sold 200,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

NOTE 4 - SUBSEQUENT EVENTS

In December 2004, Aztec issued 36,000 shares of common stock valued at $52,500 to two consultants for services.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of November 30, 2004, the Company had an accumulated deficit of $(2,306,611). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

Results of Operations
---------------------

For the three months ended November 30, 2004, the Company generated revenues of $31,512 as compared to no revenues for the same period last year.
Total operating expenses for the three months ended November 30, 2004 were $207,183 as compared to no expenses for the same period last year. It should be noted that the Company was inactive for the same period last year. For the three months ended November 30, 2004, the Company generated net loss of $(175,671) or $(0.01) per share versus no activity for the same period last year.

Results of operations for the interim periods are not indicative of annual results.


Plan of Operation
-----------------

The Company is a developmental stage company whose original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiary, Lloyd Communications, Inc., a Illinois corporation and Golden Circle Broadcasting Inc., a Tennessee corporation. As a result of adverse business circumstances, the company sold all its business operations, and no material business operations have been conducted by the Registrant since 1990. In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc., and purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas.

The Company believes it has enough monies to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration;
the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.


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

In September, warrants were issued to Softbank, Inc. for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005.

In September, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September, Aztec sold 200,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

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


The Company does not have any preliminary agreements or understandings between the company and its officers and directors with respect to loans or financing to operate the company.


Market For Company's Common Stock

(i) Market Information
----------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "AZGS." There has been sporadic trading activity in the Common Stock. There are no assurances trading activity will take place in the future for the Company's Common Stock.

(a) There are currently 6,200,000 warrants for shares of Common Stock which are subject to conversion on a one-to-one basis. These are five year warrants, which include piggyback registration rights on the underlying stock, with an exercise price of to be mutually determined by the Board of Directors and Warrant Holder(s), the exercise date is not sooner than one year and not later than five years, ending April, 2009. There are no outstanding options to purchase, or securities convertible into, the Company's common stock.

(b) The Company did not repurchase any of its shares during the second quarter of the fiscal year covered by this report.


(ii) Dividends
--------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

Forward-Looking Statements
--------------------------

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

On June 11, 2004, the Board of Directors approved Articles of Designation of Series A Preferred Stock. This represents a series of Preferred Stock designated as "Series A Preferred Stock," and the number of shares constituting such series shall be 100,000, par value $0.001. The shares of outstanding Series A Preferred Stock shall have the number of votes equal to seventy percent (70%) of votes of all outstanding shares of capital stock such that all the outstanding shares of Preferred Stock shall always constitute 70% of the voting rights of the Corporation, but the holders are not obliged or bound to vote together. Such Series A Preferred stock has no other extraordinary preferences.


ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K, during the Quarter ended November 30, 2004.

The Company filed a Current Report dated November 18, 2004, pursuant to Item
4.01 ("Changes in Registrant's Certifying Accountant").

Subsequent filing
-----------------

The Company filed a Current Report dated December 23, 2004, pursuant to Item
Item 1.01 ("Entry into a Material Definitive Agreement") and Item 9.01 ("Exhibit") entitled "Investment Advisory Agreement dated as of July 8, 2004 with SBI USA, LLC., restated on December 23, 2004."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Aztec Oil & Gas, Inc.
                                          ---------------------
                                                Registrant


Dated:  January 13, 2005                 By /s/  L. Mychal Jefferson II
        ----------------                 ---------------------------------
                                                 L. Mychal Jefferson II,
                                                 President

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Aztec Oil & Gas, Inc.

Dated:  January 13, 2005                 By:  /s/ L. Mychal Jefferson II
        -----------------                 -------------------------------
                                                  L. Mychal Jefferson II
                                                  Chairman
                                                  Chief Executive Officer,
                                                  President and Director

Dated:  January 13, 2005                 By:  /s/ Terry Roberts
        ----------------                 -------------------------------
                                                  Terry Roberts
                                                  Treasurer and Director

Dated:  January 13, 2005                 By:  /s/ Monica W. Jefferson
        ----------------                 -------------------------------
                                                  Monica W. Jefferson
                                                  Secretary and Director