Form 10QSB
period 2005-02-28
AZTEC OIL & GAS, INC.
filed 2005-04-15
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 28, 2005.
     ---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
     ---------------------------------------------------------------------------

                     Commission File Number: 000-32015
                     ---------------------------------

                        Aztec Oil & Gas, Inc.
    -----------------------------------------------------------------
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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     As of February 28, 2005, the issuer had 27,077,150 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.


Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.   Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   15



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  17

Signatures......................................................  18

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended February 28, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended February 28, 2005, follow.

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               February 28, 2005


            ASSETS
Non-current assets
  Cash                                                         $    17,480
  Investment in Z2                                               2,663,134
  Unamortized loan costs,
    net of $45,590 accumulated amortization                         45,205
                                                               -----------
                                                               $ 2,725,819
                                                               ===========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                                $ 2,421,904
  Common stock payable                                             209,206
  Accounts payable                                                  69,450
  Accrued interest                                                  42,639
                                                               -----------
      Total current assets                                       2,743,199

  Notes payable - Long Term                                        250,000
                                                               -----------
      Total Liabilities                                          2,993,198
                                                               -----------

Stockholders' Deficit
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                  100
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 27,077,150 shares issued and outstanding            27,077
  Additional paid in capital                                     2,233,504
  Deficit Accumulated during the Development Stage              (2,528,061)
                                                              -------------
      Total Stockholders' Deficit                                 (267,380)
                                                              -------------
                                                               $ 2,725,819
                                                               ============


                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                     Inception
                          Three Months Ended    Six Months Ended      Through
                             February 28,         February 28,     February 28,
                          2005       2004       2005        2004       2005
                       --------- --------- -------------------------------
Revenue - interest income $  57,622  $     -  $  89,134  $      -   $   89,134
                          ---------  -------  ---------  --------   ----------

General & administrative     95,404        -     158,820        -      222,048
Non-cash compensation       124,894        -     199,144        -      286,144
Interest                     58,774        -     128,291        -      149,366
Impairment                        -        -           -        -    1,959,637
                          ---------  -------  ---------- --------  -----------
      Total expenses        279,072        -     486,255        -    2,617,195
                          ---------  -------  ---------- --------  -----------
      NET LOSS            $(221,450) $     -    (397,121)$      -  $(2,528,061)
                          ========== ======== =========== ========= ===========

Basic and diluted
 loss per share           $  (0.01)  $  (0.00) $  (0.01)  $  (0.00)

Weighted average
 shares outstanding      27,046,661  22,107,150  26,617,680  22,107,150


                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW

                                                                    Inception
                                          Six Months Ended            Through
                                            February 28,           February 28,
                                         2005          2004            2005
                                       ---------     ---------    -----------
Cash Flows Used in
   Operating Activities
  Net loss                             $(397,121)    $       -    $(2,528,061)
  Adjustments to reconcile net income
   to net cash used in
   operating activities:
    Stock issued for services            199,144             -        286,144
    Amortization                          49,590             -         49,590
    Impairment                                 -             -      1,959,637
  Changes in:
    Accrued expense                       26,170             -         47,745
    Accounts payable                      26,927             -         74,655
    Accounts receivable                  (50,000)            -        (50,000)
                                       ---------     ---------    -----------
  Net Cash Used in
  Operating Activities                  (145,290)            -       (160,290)
                                       ---------     ---------    -----------
Cash Flows Used in
Investing Activities
  Repayment of investment in Z2, LLC     210,866             -        210,866
  Loan to Z3, LLC                              -             	-     (1,850,000)
  Payment of loan payable costs                	-             -       (100,000)
                                       ---------     ---------    -----------
  Net cash provided by (used in)
   investing activities                  210,866             -     (1,739,134)
                                       ---------     ---------    -----------
Cash Flows Provided by
Financing Activities
  Note payable to a bank                       -             -      1,950,000
  Proceeds from sales of
   preferred stock                             -             -         15,000
  Payment of note                        (48,096)            -        (48,096)
                                       ---------     ---------    -----------
  Net cash provided by (used in)
   financing activities                  (48,096)            -      1,916,904
                                       ---------     ---------    -----------
Net increase (decrease) in cash           17,480             -         17,480

Cash at beginning of period                    -             -              -
                                       ---------     ---------    -----------

Cash at end of period                  $  17,480     $       -    $    17,480
                                       =========     =========    ===========
Cash paid during the
 year for:
 Interest                               $      -     $       -    $         -
 Tax                                           -             -              -


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

NOTE 2 - INVESTMENT

In September 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas. Aztec also loaned $1,850,000 for a drilling program. This loan is being repaid at the rate of $50,000 per month, including interest at 10.5% per annum.

In October 2004, Aztec borrowed $255,000 for the purchase of the 31.283% interest in Z2, LLC. The notes bear 10% interest, and mature one year from the issue date.

NOTE 3 - EQUITY

In September, warrants were issued to SBI Group for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005.

In September, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September, Aztec sold 200,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

In December 2004, Aztec issued 76,000 shares of common stock valued at $101,600 to four consultants for services.

In January 2005, Aztec issued 2,000 shares of common stock valued at $3,000 to a consultant for services.

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - EQUITY (Continued)


In February 2005, Aztec issued 17,000 shares of common stock valued at $25,500 to two consultants for services.

Aztec currently pays two consultants on a monthly basis $10,500 in stock. The number of shares is determined by taking an average closing price of the last five days each month. As of February, 28, 2005, Aztec owes approximately 4,400 shares valued at approximately $5,200 to the consultants.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of February 28, 2005, the Company had an accumulated deficit of $(2,528,061). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

Recent Event
------------

On April 5, 2005, Aztec announced that the company signed an agreement to participate, with a minority interest, in a drilling program in the Deep Lake Field in Cameron Parish, Louisiana (state lease 18346). Under the terms of the agreement, Aztec will participate in a minority interest in drilling and completion of two wells in excess of 13,000 feet each. This is the first participation drilling project funded internally by Aztec.

The drilling cost for this first well, is expected to cost approximately $3
million.   It is anticipated that this well will require drilling to a vertical depth of approximately 14,000 feet. The second well is planned to be drilled to an approximate vertical depth of 13,200 feet. According the program's operator and several consulting geologists, both well sites are targeted at formations that are considered to contain very high volumes of natural gas plus some condensate.


Results of Operations
---------------------

For the three months ended February 28, 2005, the Company generated interest income revenues of $57,622 as compared to no revenues for the same period last year. Total operating expenses for the three months ended February 28, 2005 were $297,072 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the three months ended February 28, 2005, the Company generated net loss of $(221,450) or $(0.01) per share versus no activity for the same period last year.

For the six months ended February 28, 2005, the Company generated interest income revenues of $89,134 as compared to no revenues for the same period last year. Total operating expenses for the six months ended February 28, 2005 were $486,255 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the six months ended February 28, 2005, the Company generated net loss of $(397,121) or $(0.01) per share versus no activity for the same period last year.

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

In September, warrants were issued to SBI Group for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005.

In September, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September, Aztec sold 200,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

In December 2004, Aztec issued 76,000 shares of common stock valued at $101,600 to four consultants for services.

In January 2005, Aztec issued 2,000 shares of common stock valued at $3,000 to a consultant for services.

In February 2005, Aztec issued 17,000 shares of common stock valued at $25,500 to two consultants for services.

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

ITEM 2.  Changes in Securities and Use of Proceeds

In December 2004, Aztec issued 76,000 shares of common stock valued at $101,600 to four consultants for services.

In January 2005, Aztec issued 2,000 shares of common stock valued at $3,000 to a consultant for services.

In February 2005, Aztec issued 17,000 shares of common stock valued at $25,500 to two consultants for services.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

During the end the second Quarter, Board appointed Dr. Kenneth E. Lehrer to serve a Chief Financial Officer for the Company. Upon his appointment as CFO of the Company, Dr. Lehrer filed a Form 3, initial ownership statement with the
U. S. Securities and Exchange Commission. Dr Lehrer has served as Chairman of the Board of Directors for the Federal Home Loan Bank of Dallas as agent for the Federal Savings and Loan Insurance Corporation of - Acadia Savings and Loan Association, French Market Homestead Savings, Twin City Savings, First Savings of Louisiana and is a member of the National Association fo Corporate Directors. On a professional basis, Dr. Lehrer is a Texas State Certified General Real Estate Appraiser (License TX-1324535-G). Dr. Lehrer holds four degrees from New York University: Bachelor of Science (Finance), Master of Business Administration (Banking), Master of Arts (Economics) and a Doctorate in Urban Economics.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K, during the Quarter ended February 28, 2005.

The Company filed a Current Report dated December 23, 2004, pursuant to Item
Item 1.01 ("Entry into a Material Definitive Agreement") and Item 9.01 ("Exhibit") entitled "Investment Advisory Agreement dated as of July 8, 2004 with SBI USA, LLC., restated on December 23, 2004."

The Company filed an amended Current Report on January 21, 2005, pursuant to
Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          Aztec Oil & Gas, Inc.
                                          ---------------------
                                                Registrant


Dated:  April 14, 2005                 By /s/  L. Mychal Jefferson II
        --------------                 ---------------------------------
                                               L. Mychal Jefferson II,
                                               President

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Aztec Oil & Gas, Inc.

Dated:  April 14, 2005                 By:  /s/ L. Mychal Jefferson II
        --------------                 ----------------------------------
                                                L. Mychal Jefferson II
                                                Chairman
                                                Chief Executive Officer,
                                                President and Director

Dated:  April 14, 2005                 By:  /s/ Monica W. Jefferson
        --------------                 ---------------------------------
                                                Monica W. Jefferson
                                                Secretary and Director