Form 10QSB
period 2005-05-31
AZTEC OIL & GAS, INC.
filed 2005-07-20
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended May 31, 2005.
-----------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
-----------------------------------------------------------------------------

                     Commission File Number: 000-32015
-----------------------------------------------------------------------------

                        Aztec Oil & Gas, Inc.
-----------------------------------------------------------------------------
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

                                        Yes [ ]     No [ ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS

     As of May 31, 2005, the issuer had 27,186,150 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.


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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the three months ended May 31, 2005. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the nine months ended
May 31, 2005, follow.

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 May 31, 2005

            ASSETS
Current Assets
  Cash                                                         $   59,954
  Note Receivable                                               1,528,070
                                                               ----------
      Total Current Assets                                      1,588,024

Oil and natural gas properties,
  successful efforts method of accounting
    Unproved properties - not being amortized,
      net of impairment and dry hole costs                        118,095

Non-current Assets
  Investment in Z2, using equity method                         1,234,258
  Loan Costs, Net of $82,719
    Accumulated Amortization                                       17,281
                                                               ----------
      Total Non-current Assets                                  1,251,539

                                                               $2,957,658
                                                               ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                                $2,476,072
  Common Stock Payable                                            221,666
  Accounts Payable                                                110,077
  Accrued Interest                                                 47,055
                                                               ----------
      Total Current Liabilities                                 2,854,870

Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------
      Total Long-term Liabilities                                 250,000

      Total Liabilities                                         3,104,870
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 27,186,150 shares issued and outstanding           27,186
  Additional Paid in Capital                                    2,333,635
  Deficit Accumulated During the Development Stage             (2,508,133)
                                                               ----------
      Total Stockholders' Deficit                                (147,212)
                                                               ----------
                                                               $2,957,658
                                                               ==========


                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS

                                                                     Inception
                          Three Months Ended    Nine Months Ended     Through
                                May 31,              May 31,          May 31,
                          2005       2004       2005        2004       2005
                       --------- --------- -------------------------------
General & Administrative$ 103,415 $       -  $  262,234 $        - $   325,463
Dry Hole Costs             17,346         -      17,346          -      17,346
Non-cash Compensation     100,240         -     299,384          -     386,384
Interest                   58,266         -     186,557          -     207,632
Impairment                      -         -           -          -   1,959,637
                        --------- --------- ----------- ---------- -----------
 Total Operating Expenses 279,267         -     765,521           -  2,896,462

Partnership Income         10,878         -     260,258          -     260,258
Interest Income            38,936         -     128,070          -     128,070
                        --------- ---------  ---------- ---------- -----------
  Total Income             49,814         -     388,328          -     388,328
                        --------- ---------  ---------- ---------- -----------
  NET LOSS             $(229,453) $       -  $ (377,193) $       - $(2,508,134)
                       ========== =========  =========== ========= ===========


Basic and diluted
 loss per share       $   (0.01)  $   0.00   $    (0.01) $    0.00

Weighted average
 shares outstanding    27,072,150  22,107,846 26,764,633 22,107,150



                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW

                                                                   Inception
                                         Nine Months Ended          Through
                                                May 31,              May 31,
                                          2005         2004           2005
                                       ---------     ---------    -----------
Cash Flows Used in
   Operating Activities
  Net loss                             $(377,193)    $       -    $(2,508,133)
  Adjustments to Reconcile Net Income
   to Net Cash Used in
   Operating Activities:
    Partnership Income                  (260,258)            -       (260,258)
    Stock Issued for Services            299,384             -        386,384
    Amortization                          77,514             -         77,514
    Dry Hole Costs                        17,346             -         17,346
    Impairment                                 -             -      1,959,637
  Changes in:
    Accrued Expense                       30,585             -         52,160
    Accounts Payable                      80,015             -        127,743
                                       ---------     ---------    -----------
  Net Cash Used in
  Operating Activities                  (132,607)            -       (147,607)
                                       ---------     ---------    -----------
Cash Flows Used in
Investing Activities
  Repayment of Loan to Z2, LLC           321,931             -        321,931
  Loan to Z2, LLC                              -             -     (1,850,000)
  Payment of Loan Payable Costs                -             -       (100,000)
  Acquisition of oil and gas property   (135,441)            -       (135,441)
                                       ---------     ---------    -----------
  Net Cash Provided by (Used in)
   Investing Activities                  186,490             -     (1,763,510)
                                       ---------     ---------    -----------
Cash Flows Provided by
Financing Activities
  Note Payable to a Bank                       -             -      1,950,000
  Proceeds From Sales of
   Preferred Stock                             -             -         15,000
  Net Borrowing - Short Term              54,167             -         54,167
  Payment of Note                        (48,096)            -        (48,096)
                                       ---------     ---------    -----------
  Net Cash Provided by (Used in)
   Financing Activities                    6,071             -      1,971,071
                                       ---------     ---------    -----------
Net Increase (Decrease) in Cash           59,954             -         59,954

Cash at Beginning of Period                    -             -              -
                                       ---------     ---------    -----------
Cash at End of Period                     59,954     $       -    $    59,954
                                       =========     =========    ===========
Cash Paid During the
 Year for:
 Interest                               $      -     $       -    $         -
 Tax                                           -             -              -


                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc.* ("Aztec"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2004 as reported in the form 10-KSB have been omitted.

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

Aztec loaned $1,850,000 to Z3, LLC (an affiliate of Z2, LLC), as part of the consideration for purchasing the 31.283% interest in Z2, LLC.. This loan is being repaid at the rate of $50,000 per month, including interest at 10.5% per annum.


NOTE 3 - EQUITY

In August 2004, warrants were issued to International Fluid Dynamics, Inc., for services for 6,000,000 shares at prices ranging from $0.75 to $1.65. These warrants cannot be exercised until February 18, 2006 or afterwards.

In September 2004, warrants were issued to SBI-USA, LLC. for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005, however, vesting can not occur if any portion of the warrants would give SBI-USA, LLC an ownership position in the company more than 9.9%.

In September 2004, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September 2004, Aztec sold 200,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

In December 2004, Aztec issued 76,000 shares of common stock valued at $101,600 to four consultants for services.

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 ? EQUITY (Continued)


In January 2005, Aztec issued 2,000 shares of common stock valued at $3,000 to a consultant for services.

In February 2005, Aztec issued 17,000 shares of common stock valued at $25,500 to two consultants for services.

In March 2005, Aztec issued 28,000 shares of common stock valued at $39,200 to three consultants for services.

In May 2005, Aztec issued 60,000 shares of common stock valued at $42,000 to four consultants for services.

Aztec currently pays two consultants on a monthly basis $10,500 in stock. The number of shares is determined by taking an average closing price of the last five days each month. As of May 31, 2005, Aztec owes approximately 19,480 shares valued at approximately $17,666 to the consultants.

NOTE 3 - SUBSEQUENT EVENTS

On June 9, 2005 Aztec borrowed $112,000 from two related parties. Each note accrues interest at 10% per year, is not collateralized by any property, and matures on June 30, 2006.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Aztec?s business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves and minority participation interests in drilling prospects/wells. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.
Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Z2 and Aztec in drilling new wells, while both Z2 and Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

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

The Company has not demonstrated a successful business plan. During the Quarter ended May 31, 2005, the Company experienced a net loss of $(229,453). As of May 31, 2005, the Company had an accumulated deficit of $(2,508,134). The Company expects that its operating expenses will increase as it defines its business strategy, especially in the areas of oil and gas lease acquisitions and/or drilling participations.

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

Recent Event
------------

Aztec Oil & Gas, Inc announced that the drilling of Deep Lake Well No. 1, the second well in the two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038), in which Aztec has a minority participation interest, was recently completed to its target depth of approximately 13,600 feet. The Deep Lake Well No. 1 has been logged and cased and is now awaiting the arrival of a completion rig.

According to the drilling program's operator, results of the study of well logs indicate that the Deep Lake Well No. 1 contains substantial gas reserves. The operator also reports that it anticipates completion of the well and gas production to be initiated within 45-60 days, if not sooner (subject to equipment availability and weather).

Aztec is participating as a minority interest holder in drilling and completion of another well in Deep Lake. This well (Deep Lake Well No.2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. According to the program's operator and several consulting geologists, both Deep Lake wells targeted formations that are considered to contain very high volumes of natural gas plus some condensate. The Deep Lake field has already produced in excess of one trillion cubic feet of gas to date.

Aztec also announced that the company is participating in a drilling program in the South Deep Lake Field in Cameron Parish, Louisiana. Aztec?s participation is a minority interest in drilling and completion of a single well with an approximate target depth of 19,000 feet.


Results of Operations
---------------------

For the three months ended May 31, 2005, the Company generated partnership income of $10,878 and interest income of $38,936 for a total income of $49,814 as compared to no revenues for the same period last year. Total operating expenses for the three months ended May 31, 2005 were $279,267 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the three months ended
May 31, 2005, the Company experienced a net loss of $229,453 or $(0.01) per share versus no activity for the same period last year.

For the nine months ended May 31, 2005, the Company generated partnership income of $260,258 and interest income of $128,070 for a total income of $388,328 as compared to no revenues for the same period last year. Total operating expenses for the nine months ended May 31, 2005 were $765,521 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the nine months ended May 31, 2005, the Company experienced a net loss of $(377,193) or $(0.01) per share versus no activity for the same period last year. The Company has a net loss of $(2,508,134) inception through May 31, 2005.

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

The Company believes it has enough monies to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company presently has limited revenues and the Company's need for capital may change dramatically. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete business acquisitions/participations during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of implementing the business acquisitions/participations. There is no assurance, however, that without funds it will ultimately allow Registrant to complete business acquisitions/participations. Once a business acquisition/ participation is completed, the Company's needs for additional financing are likely to increase substantially.

Management is in the process of seeking other participations/business to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture.

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

Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying participations/businesses, the time required for the Company to complete its analysis of such participations/businesses, the time required to prepare appropriate documentation and other circumstances.



Liquidity and Capital Resources
-------------------------------

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

In August 2004, warrants were issued to International Fluid Dynamics, Inc., for services for 6,000,000 shares at prices ranging from $0.75 to $1.65. These warrants cannot be exercised until February 18, 2006 or afterwards.

In September, warrants were issued to SBI-USA, LLC for services for another 6,000,000 shares at prices ranging from $0.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005, however, vesting can not occur if any portion of the warrants would give SBI-USA, LLC an ownership position in the company more than 9.9%.

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

In March 2005, Aztec issued 28,000 shares of common stock valued at $27,160 to three consultants for services.

In May 2005, Aztec issued 60,000 shares of common stock valued at $42,000 to four consultants for services.

On June 9, 2005 Aztec borrowed $112,000 from two related parties. Each note accrues interest at 10% per year, is not collateralized by any property, and matures on June 30, 2006.

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

(b) The Company did not repurchase any of its shares during the third quarter of the fiscal year covered by this report.

(ii) Dividends
--------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iii) Preferred Stock
---------------------

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

ITEM 2.  Changes in Securities and Use of Proceeds

In March 2005, Aztec issued 28,000 shares of common stock valued at $27,160 to three consultants for services.

In May 2005, Aztec issued 60,000 shares of common stock valued at $42,000 to four consultants for services.

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

 (b)  Reports on Form 8-K, during the Quarter ended May 31, 2005.

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



                                          Aztec Oil & Gas, Inc.
                                          ---------------------
                                                Registrant


Dated:  July 20, 2005                 By /s/  L. Mychal Jefferson II
        -------------                 ---------------------------------
                                               L. Mychal Jefferson II,
                                               President

In accordance with the requirements of the Exchange Act, the registrant causeda this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Aztec Oil & Gas, Inc.

Dated:  July 20, 2005                 By:  /s/ L. Mychal Jefferson II
        -------------                 ----------------------------------
                                                L. Mychal Jefferson II
                                                Chairman
                                                Chief Executive Officer,
                                                President and Director

Dated:  July 20, 2005                 By:  /s/ Monica W. Jefferson
        -------------                 ---------------------------------
                                                Monica W. Jefferson
                                                Secretary and Director