Form 10QSB/A
period 2005-02-28
AZTEC OIL & GAS, INC.
filed 2005-09-20
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                 Form 10-QSB/A

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended February 28, 2005.
- ---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
- ---------------------------------------------------------------------------

                     Commission File Number: 000-32015
- --------------------------------------------------------------------------

                        Aztec Oil & Gas, Inc.
- --------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Nevada                                  87-0439834
   --------------------------------            --------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

           One Riverway, Suite 1700, Houston, Texas              77056
       ---------------------------------------------------    -------------
            (Address of principal executive offices)           (zip code)

                  Issuers telephone number:  (713) 840-6444
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


Transitional Small Business Disclosure Format (check one)

                                        Yes [ ] No [x]

                               EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed on July 21, 2005, we concluded that certain parts of our unaudited interim financial statements in our Quarterly Report on Form 10-QSB for the quarterly period ended February 28, 2005, initially filed with the Securities and Exchange Commission on April 15, 2005 (the "original Form 10-QSB"), should be restated. The error relates to unrecorded income from our investment in Z2. See note 4 to our interim financial statements for the detail of the restatement.

The misstatement had the effect of understating current assets, partnership income and net income by the same amount ($213,404 for the three months ended February 28, 2005 and $222,551 for the six months ended February 28, 2005).

This amendment No 1. to our Quarterly Report on Form 10-QSB/A is being filed to amend and restate Items 1 and 2 of Part 1. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented in the Original Form 10-QSB except as required to reflect the effects of the restatement.

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

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                                 BALANCE SHEET
                               February 28, 2005

            ASSETS
                                                             (Restated)
Current Assets                                               ----------
 Cash                                                        $   17,480
  Note Receivable                                             1,689,134
                                                             ----------
      Total Current Assets                                    1,706,614

Non-current Assets
  Investment in Z2                                            1,223,380
  Unamortized loan costs,
    net of $45,590 accumulated amortization                      45,205
                                                             ----------
      Total Non-current Assets                                1,268,585


                                                             $2,975,199
                                                             ==========


      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                              $2,421,904
  Common stock payable                                          209,206
  Accounts payable                                               69,450
  Accrued interest                                               42,639
                                                             ----------
      Total current liabilities                               2,743,199

  Notes payable - Long Term                                     250,000
                                                             ----------
      Total Liabilities                                       2,993,199
                                                             ----------

Stockholders' Deficit
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding               100
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 27,077,150 shares issued and outstanding         27,077
  Additional paid-in capital                                  2,233,504
  Deficit Accumulated during the Development Stage           (2,278,681)
                                                            ------------
      Total Stockholders' Deficit                               (18,000)
                                                            ------------
                                                            $ 2,975,199
                                                            ============

                                      4

                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS


                                                                   Inception
                         Three Months Ended    Six Months Ended     Through
                            February 28,         February 28,    February 28,
                         2005        2004      2005        2004      2005
                       (Restated)          (Restated)             (Restated)
                       --------- --------- -------------------------------
General & Administrative $ 95,404 $      - $  158,820  $       - $   222,048
Non-cash Compensation     124,894        -    199,144          -     286,144
Interest                   58,774        -    128,291          -     149,366
Impairment                      -        -          -          -   1,959,637
                        --------- --------- -------------------------------
      Total Expenses     (279,072)       -   (486,255)         -  (2,617,195)
                        --------- --------- -------------------------------

Partnership Income        213,404        -    222,551          -     249,380
Interest Income            57,622        -     89,134          -      89,134
                        ------------------ ---------- ---------- -----------
      Other Income        271,026        -    311,685          -     338,514
                        ------------------ ---------- ---------- -----------

      NET INCOME (LOSS) $ (8,046)$       - (174,570 ) $        - $(2,278,681)
                       ========= ========= ========== ========== ============


Basic and Diluted
 Income (Loss) per Share $ (0.00) $ (0.00) $   (0.01) $   (0.00)

Weighted Average
 Shares Outstanding    27,046,66122,107,15026,617,680 22,107,150



                             AZTEC OIL & GAS, INC.
                         (A Development Stage Company)
                            STATEMENTS OF CASH FLOW


                                                                  Inception
                                         Six Months Ended           Through
                                           February 28,          February 28,
                                        2005          2004           2005
                                     (Restated)                   (Restated)
                                      ---------    ---------     -----------
Cash Flows Used in
   Operating Activities
  Net loss                            $(174,570)   $       -    $(2,278,681)
  Adjustments to Reconcile Net Income
   to Net Cash Used in
   Operating Activities:
    Partnership Income                 (222,551)           -        (249,380)
    Stock Issued for Services           199,144            -         286,144
    Amortization                         49,590            -          49,590
    Impairment                                -            -       1,959,637
  Changes in:
    Accrued Expense                      26,170            -          47,745
    Accounts Payable                     26,927            -          74,655
    Accounts Receivable                 (50,000)           -         (50,000)
                                      ---------    ---------     -----------
  Net Cash Used in
  Operating Activities                 (145,290)           -        (160,290)
                                      ---------    ---------     -----------
Cash Flows Used in
Investing Activities
  Repayment of Loan to Z3, LLC          210,866            -         210,866
  Loan to Z3, LLC                             -            -      (1,850,000)
  Payment of Loan Payable Costs               -            -        (100,000)
                                      ---------    ---------     -----------
  Net Cash Provided by (Used in)
   Investing Activities                 210,866            -      (1,739,134)
                                      ---------    ---------     -----------
Cash Flows Provided by
Financing Activities
  Note Payable to a Bank                      -            -       1,950,000
  Proceeds from Sales of
   Preferred Stock                            -            -          15,000
  Payment of Note                       (48,096)           -         (48,096)
                                      ---------    ---------     -----------
  Net Cash Provided by (used in)
   Financing Activities                 (48,096)           -       1,916,904
                                      ---------    ---------     -----------
Net Increase (Decrease) in Cash          17,480            -          17,480

Cash at Beginning of Period                   -            -               -
                                      ---------    ---------     -----------

Cash at End of Period                    17,480    $       -     $    17,480
                                      =========    =========     ===========
Cash Paid During the
 Year for:
   Interest                            $      -    $       -     $         -
   Tax                                        -            -               -


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

Aztec loaned $1,850,000 to Z3, LLC (an affiliate of Z2, LLC) for a drilling program. This loan is being repaid at the rate of $50,000 per month, including interest at 10.5% per annum.


NOTE 3 - EQUITY

In September 2004, warrants were issued to Softbank, Inc. for services for another 6,000,000 shares at prices ranging from $.75 to $1.65. These warrants vest on dates ranging from September 2004 through July 2005.

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


Note 4 - RESTATEMENT

On July 21, 2005, we concluded that we should restate our unaudited interim financial statements as of February 28, 2005, for the three and six months ended February 28, 2005 and period from January 24, 1986 (Inception) through February 28, 2005 to correct an error relating to our investment in Z2. Aztec should have recognized its portion of Z2's net income. Net income for Aztec's investment in Z2 was $213,404 and $222,551 for the three and six months ending February 28, 2005 respectively. The result is a net increase in the investment in Z2 and partnership income for the respective periods. We have also reclassified the note receivable from Z2 to a current asset that was previously included in the Investment in Z2 balance.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of February 28, 2005, the Company had an accumulated deficit of $(2,278,681). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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


Results of Operations
---------------------

For the three months ended February 28, 2005, the Company recognized partnership and interest income of $213,404 and $57,622, respectively as compared to no partnership or interest income for the same period last year. Total operating expenses for the three months ended February 28, 2005 were $297,072 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the three months ended February 28, 2005, the Company generated a net loss of $(8,046) or $(0.00) per share versus no activity for the same period last year.

For the six months ended February 28, 2005, the Company recognized partnership and interest income of $222,551 and $89,134, respectivley as compared to no partnership or interest income for the same period last year. Total operating expenses for the six months ended February 28, 2005 were $486,255 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the six months ended February 28, 2005, the Company generated a net loss of $(174,570) or $(0.01) per share versus no activity for the same period last year.

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

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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



                                   Aztec Oil & Gas, Inc.
                                   ---------------------
                                       Registrant


Dated:  September 16, 2005      By:  /s/ Kenneth E. Lehrer
        ------------------      ----------------------------
                                         Kenneth E. Lehrer
                                         Chief Financial Officer
                                         Director