Form 10KSB
period 2005-08-31
AZTEC OIL & GAS, INC.
filed 2005-12-15
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended August 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                        Commission File Number: 000-32015

                              Aztec Oil & Gas, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        87-0439834
--------------------------------                     ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                     Identification No.)

            One Riverway, Suite 1700, Houston, Texas             77056
          --------------------------------------------         ---------
            (Address of principal executive offices)           (zip code)

 Issuers telephone number:  (713) 840-6444    Fax number:  (713) 622-1937
                            --------------                 --------------

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

                                             Yes  X    No ______

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                             Yes ______ No  X_

State the issuer's income for its most recent fiscal year (ending August 31,
2005):    $278

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 2005: $14,870,538. (27,037,342 shares times $0.55)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                           Outstanding as of December 14, 2005

Common Stock, $.001 par value               27,463,862

Transitional Small Business Disclosure Format (Check one):

                              Yes_____ No __X___

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................13
    Item 3.  Legal Proceedings.............................................13
    Item 4.  Submission of Matters to a Vote of Security Holders...........13

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......14
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................19
    Item 8a. Controls and Procedures.......................................20


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................24
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................27
    Item 12. Certain Relationships and Related Transactions................28
    Item 13. Exhibits and Reports on Form 8-K..............................29
    Item 14. Principal Accountant Fees and Services........................30


SIGNATURES   ..............................................................31

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

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Aztec Oil & Gas, Inc. ("Aztec" or "the Company") is a Houston-based oil and gas exploration and production (E&P) company. The Company is taking advantage of significant opportunities that are proving to possess high revenue potential. Since its formation in 2004, Aztec's business plan has been to purchase oil and gas interests utilizing strategies that seek to manage and reduce the risk associated with traditional exploration and production operations.

The Company was organized in Utah on January 24, 1986, under the name Aztec Communications Group, Inc. and had been dormant since 1989. In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. The Registrant changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. on August 13, 2004.

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

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

Aztec's business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.
Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Z2 and Aztec in drilling new wells, while both Z2 and Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec is participating in two drilling projects in Wharton County, Texas, plus a number of other drilling projects in Oklahoma, Pennsylvania and Louisiana.

The Big Foot 2004-1 Drilling Program LP has received funds from two investment groups affiliated with shareholders of Aztec to fund the drilling phase of four (4) new infield oil wells to be drilled on the Z2 LLC properties, in which Aztec holds a 31.283% interest. These four (4) wells were the first wells funded in accord with phase one of Aztec's business model that calls for participation from outside investors to assume the cost of drilling wells in exchange for a part of the revenues derived from the wells they finance.

The Drilling Program received approximately $1,400,000 to fund the drilling of the four new wells. If the wells are successful, the investment groups will receive 75% of the working interest from the wells until the costs are recovered. Thereafter, working interest revenues would be split 50/50 between the investor groups and Z2 LLC, with Aztec receiving 31.283% of any such proceeds to Z2 LLC.

The Company participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones, are deemed to be productive and are awaiting pipeline and plant hookup. The Deep Lake field has already produced in excess of one trillion cubic feet of gas to date.

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


(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of August 31, 2005, the Company had an accumulated deficit of $(2,998,571) dollars. Management expects its expenses will increase as the Company further executes its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.


(c)  Developing New Business Strategies

As stated, until the Company acquired Z2, LLC, on September 15, 2004, the Company had been inactive. With the acquisition of Z2, LLC, the company developed a business strategy to team-up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.

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

(d)  Uncertainties Related to the Oil and Gas Business in General

The Company's current business is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, the Company is not fully insured against these risks either because insurance is not available or because the Company has elected not to insure due to prohibitive premium costs.

The oil business is further subject to many other contingencies which are beyond the control of the Company. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Company's business.

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

During 2005 Aztec retained the services of Doherty & Company, L.L.C., a firm specializing in acquisitions, specifically for the purpose of identifying acquisition targets. Aztec's business model is based on purchasing interests in proven, producing oil & gas properties with underexploited drilling sites rather than taking on the very large expenses and high risks associated with traditional drilling and exploration. With its retention of Doherty & Company, Aztec began looking at other potential oil & gas properties and/or drilling prospects in which it may have the potential to acquire working interests in an effort to boost its oil & gas properties portfolio and thus further increase its overall oil production capabilities. The relationship with Doherty & Co. has been terminated.

(f)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(g)  Competition

The search for viable oil and gas prospects and leases is intensely competitive. The Company will compete with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in the business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

There are many companies and individuals engaged in the oil business. Some are very large and well established with substantial capabilities and long earnings records. The Company is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil properties since they have greater financial resources and larger technical staffs than the Company. In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company's control and the effect of which cannot be accurately predicted, affect the production and marketing of oil. These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.


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


2) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company's future oil production, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company's oil production activities. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.


3)  Government Regulation

General - The Company's oil production activities are, and any drilling operations of the Company would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management). Regulation of the Company's production, transportation and sale of oil or gas have a significant effect on the Company and its operating results.

State Regulation - The current production operations of the Company are, and any drilling operations of the Company would be, subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the conservation of natural gas and oil. Typical state regulations require permits to drill and produce oil, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

Environmental Matters - Various federal and state authorities have authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters. Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of its current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

4)  Employees

The Company currently has: one President, one Chief Financial Officer and one Corporate Secretary and a separate Director. The Company has no intention at this time to add employees until it can become a profitable entity . The Company plans to retain consultants with respect to current and proposed properties and operations. The Company from time to time may retain independent engineering and geological consultants and the services of lease brokers andgeophysicists in connection with its operations.

(i) The Company's performance is dependent on the performance of its officers. In particular, the Company's success depends on their ability to develop a business strategy which will be successful for the Company.

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

Recent Events
-------------

On October 21, 2005 the Company announced its recent progress in the McCoy No. 2 well in the Barnett Shale play north of Fort Worth, Texas. The McCoy No. 2 well has recently been completed and is in the "flow-back" process after completion of stimulation procedures. The operator of the well reported present oil production of approximately 130 barrels of oil per day and good gas presence with approximately 70% of the treatment fluid recovered to date. The operator anticipates complete fluid recovery and analysis of production capability over the next 45 days. Strong oil and gas production is projected from this well. McCoy No. 2 is Aztec's first well in Aztec's efforts to participate in the exploitation of oil and gas reserves in the Barnett Shale play. Under the terms of the participation agreement with Rife Energy Operating, Inc., the operator, Aztec Oil & Gas acquired a minority working interest in the drilling and completion of McCoy No. 2.

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. Drilling of the first well has already been completed. According to initial projections from the operator, the well was drilled to about 3,500 feet and is expected to produce natural gas from several regionally producing sandstone formations. The drilling was completed and casing set on October 11, 2005. The operator is in the process of performing completion work on the well.


ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: One Riverway, Suite 1700, Houston, Texas 77056, Phone: (713) 840-6444.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, Aztec is not a party to any material legal proceedings, and none are known to be contemplated against Aztec.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of securities holder during the fiscal year ended August 31, 2005.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's common stock was cleared for trading on the OTC Bulletin Board system. Its stock symbol is AZGS. For the year ended August 31, 2005, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $2.49 high bid, and $0.47 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


CALENDAR QUARTER                             HIGH              LOW
--------------------------------             ----              ----
FISCAL 2004

Quarter ended November 30, 2003              $0.05             $0.05
Quarter ended February, 2004                 $0.05             $0.05
Quarter ended May 31, 2004                   $0.51             $0.05
Quarter ended August 31, 2004                $0.51             $0.10

FISCAL 2005

Quarter ended November 30, 2004              $2.90             $0.10
Quarter ended February, 2005                 $1.78             $0.81
Quarter ended May 31, 2005                   $2.49             $0.54
Quarter ended August 31, 2005                $0.70             $0.47


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

(iii) Holders
-------------

The approximate number of holders of record of common stock as of August 31, 2005 was approximately one hundred twenty (120).

(iv) Stock Repurchase
---------------------

The Company did not repurchase any of its shares during the fiscal year covered by this report.

(v)  Stock Split
----------------

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

Phase one of Aztec's business plan called for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Z2 and Aztec in drilling new wells, while both Z2 and Aztec would still be receiving income from present field production in addition to income from any successful new drilling. Phase two of Aztec's business plan provides for taking minority interests in drilling prospects with industry professionals. This phase of the business plan will now receive Aztec's primary focus.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of August 31, 2005, the Company had an accumulated deficit of $(2,998,571). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

(ii) Results of Operations
--------------------------

For its fiscal year ending August 31, 2005, the Company has generated Net Oil and Gas Income of $278 as compared to no income for the same period last year. During fiscal year ending August 31, 2005, the Company experienced a net loss of $(867,631) or a loss (basic and diluted) per share of $(0.03) as compared to a net loss (basic and diluted) of $(166,303) or a loss per share of ($0.01) for the same period last year. The bulk of these expenses were for general and administrative costs of $287,036, share based compensation of $476,474 and interest expense of $236,990. Since inception, the Company has experienced a net loss of $(2,998,571).

Aztec's business plan also calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Additionally, Aztec will take minority interests in drilling prospects originated by industry professionals, as called for in phase two of Aztec's business plan.

(iii) Liquidity and Capital Resources
-------------------------------------

As of August 31, 2005, the Company's current liabilities exceeded its current assets by $1,509,875. The Company had a cash balance of $60,531 and a note receivable of $143,430.

Aztec borrowed $531,167 from affiliated or related entities. All the notes have a term of one year and an interest rate of 10%. These notes have maturity dates ranging from October, 2005 through July, 2006. Prepayments of $48,096 have been made. The notes are unsecured. Subsequent to the company's fiscal year-end, these lenders agreed to extend the due dates on these loans to September 1, 2006. Additionally, these lenders have agreed to provide additional loans to the Company to retire the note due to Hong Kong League Central Credit Union upon its maturity in the event it has not previously been retired or extended by other actions. The terms of these potential future advances allow for ultimate repayment on or after September 1, 2006

Aztec borrowed $250,000 from an affiliated entity on September 21, 2004. The term of the note is two (2) year and the interest rate is 6%. The note is unsecured.

In September 2004, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September 2004, Aztec sold 2,000,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

In December 2004, Aztec issued 81,000 shares of common stock valued at $109,100 for consulting services.

In January 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

In February 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

In March 2005, Aztec issued 35,000 shares of common stock valued at $49,700 for consulting services.

In April 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

In May 2005, Aztec issued 67,000 shares of common stock valued at $52,500 for consulting services.

In June 2005, Aztec issued 43,155 shares of common stock valued at $11,107 for consulting services.

In July 2005, Aztec issued 9,037 shares of common stock valued at $7,081 for consulting services.

In August 2005, Aztec issued 44,009 shares of common stock valued at $25,278 for consulting services.

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



ITEM 7.  FINANCIAL STATEMENTS.


                               TABLE OF CONTENTS
                               -----------------


TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
Report of Independent Registered Public Accounting Firm            F-1
Balance Sheet                                                      F-2
Statements of Operations                                           F-3
Statement of Stockholders' Deficit                                 F-4
Statements of Cash Flows                                           F-5
Notes to Financial Statements                                      F-6-11


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders
  Aztec Oil & Gas, Inc.
  (formerly Aztec Communications Group, Inc.)
  (A Development Stage Company)
  Houston, Texas

We have audited the accompanying balance sheet of Aztec Oil & Gas, Inc. as of August 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended. These financial statements are the responsibility of Aztec's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aztec Oil & Gas, Inc. as of August 31, 2005 and the results of its operations and its cash flows for each of the periods then ended in conformity with accounting principles generally accepted in the United States of America.



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 13, 2005

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                                BALANCE SHEET
                               August 31, 2005

            Current Assets
  Cash                                                         $   60,531
  Note Receivable                                                 143,708
                                                               ----------
      Total Current Assets                                        204,239
                                                               ----------
Oil and natural gas properties,
  successful efforts method of accounting
    Unproved properties - not being amortized,
      net of impairment and dry hole costs                        281,664
                                                               ----------
Non-current Assets
  Investment in Z2, using equity method                           798,017
  Prepaid Costs                                                   103,676
                                                               ----------
      Total Non-current Assets                                    901,693
                                                               ----------
                                                               $1,387,596
                                                               ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes Payable                                                $1,145,350
  Common Stock Payable                                            319,958
  Accounts Payable                                                210,115
  Accrued Interest                                                 38,691
                                                               ----------
      Total Current Liabilities                                 1,714,114
                                                               ----------
Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------
      Total Long-term Liabilities                                 250,000
                                                               ----------

      Total Liabilities                                         1,964,114
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 27,282,351 shares issued and outstanding           27,282
  Additional Paid in Capital                                    2,394,671
  Deficit Accumulated During the Development Stage             (2,998,571)
                                                               ----------
      Total Stockholders' Deficit                                (576,518)
                                                               ----------
                                                               $1,387,596
                                                               ==========

               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                          STATEMENTS OF OPERATIONS

                                                                  Inception
                                                                   Through
                                      Years Ended August 31,     August 31,
                                      2005            2004          2005
                                    ----------     ---------    -----------
Oil and Gas Income                         301             -            301
Oil and Gas Expenses                       (23)            -            (23)
                                    ----------     ---------    -----------
  Net Oil and Gas Income                   278             -            278

General & Administrative            $  287,036     $ 149,728    $   437,264
Dry Hole Costs                          17,174             -         17,174
Share Based Compensation               476,474             -        476,474
Interest                               236,990        16,575        258,065
Amortization                            94,795             -         94,795
Impairment                                   -             -      1,959,637
                                    ----------     ---------    -----------
  Total Operating Expenses          1,112,469        166,303      3,243,409

Partnership Income                      79,017             -         79,017
Interest Income                        165,543             -        165,543
                                    ----------     ---------    -----------
  Total Income                         244,560             -        244,560
                                    ----------     ---------    -----------
  NET LOSS                           $(867,631)    $(166,303)   $(2,998,571)
                                     =========     =========    ===========


Basic and diluted loss per share        $(.03)        $(.01)

Weighted average shares outstanding 26,898,796    22,343,646



               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                     STATEMENT OF STOCKHOLDERS' DEFICIT
                    Years Ended August 31, 2005 and 2004

                                                          Deficit
                                                        Accumulated
                                            Additional  During the
                         Preferred  Common     Paid In  Development
                            Stock     Stock    Capital     Stage     Totals
                          ------- ---------- ---------- ------------  ---------
Balances, August 31, 2003  $    -  $  22,107 $1,937,430 $(1,964,637) $  (5,100)

Stock Issued for Services      50      2,400     84,550                 87,000

Stock Issued for Cash          50                14,950                 15,000

Net Loss                                                   (166,303)  (166,303)
                          ------- ---------- ---------- ------------  ---------
Balances, August 31, 2004     100     24,507  2,036,930  (2,130,940)   (69,403)

Stock Issued for Services       -      2,775    357,741           -    360,516

Net loss                                                   (867,631)  (867,631)
                          ------- ---------- ---------- ------------  ---------
Balances, August 31, 2005 $  100  $   27,282 $2,394,671 $(2,998,571) $(576,518)
                          ======= =========  ========== ============ ==========


                         Preferred    Common
                           Shares     Shares
                         -------   -----------
Balances, August 31, 2003      -   22,107,150

Stock Issued for Services  50,000   2,400,000

Stock Issued for Cash      50,000           -
                          -------  ----------
Balances, August 31, 2004 100,000  24,507,150

Stock issued for services       -   2,775,201
                          -------  ----------
Balances, August 31, 2005 100,000  27,282,351
                          =======  ==========




               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                           STATEMENTS OF CASH FLOW

                                                                      Inception
                                                                       Through
                                            Years Ended August 31,   August 31,
                                             2005        2004           2005
                                            ----------  ---------  -----------
Cash Flows Used in Operating Activities
  Net loss                                  $ (867,631) $(166,303) $(2,998,571)
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Partnership Income                         (79,017)         -      (79,017)
    Share Based Compensation                   476,474     87,000      563,474
    Amortization                                94,795          -      100,000
    Dry Hole Costs                              17,347          -       17,347
    Impairment                                       -          -    1,959,537
  Changes in:
    Accounts Receivable                        (12,586)         -      (12,586)
    Prepaid Expenses                           (22,075)         -      (22,075)
    Accounts Payable                            95,831     47,728      143,559
    Accrued Expenses                            22,220     16,575       38,690
                                            ----------  ---------  ------------
  Net Cash Used in Operating Activities       (274,642)   (15,000)    (289,642)
                                            ----------  ---------  ------------

Cash Flows Used in Investing Activities
  Loan to Z3, LLC                                    - (1,850,000)  (1,850,000)
  Repayment of Loan to Z3, LLC               1,718,878          -    1,718,878
  Payment of loan payable costs                      -   (100,000)    (100,000)
  Acquisition of Oil and Gas Property         (178,287)         -     (178,287)
  Prepaid Well Costs                           (81,601)         -      (81,601)
                                            ----------  ---------  ------------
  Net Cash Provided by (Used in)
   Investing Activities                      1,458,990 (1,950,000)    (491,010)
                                            ----------  ---------  ------------

Cash Flows Provided by Financing Activities
  Note Payable to a Bank                             -  1,950,000    1,950,000
  Repayment of Note Payable to Bank         (1,287,721)         -   (1,287,721)
  Proceeds from Notes Payable                  163,904          -      163,904
  Proceeds from sales of preferred stock             -     15,000       15,000
                                            ---------- ----------  ------------
  Net Cash Provided by (Used in)
   Financing Activities                     (1,123,817) 1,965,000      841,183
                                            ---------- ----------  -----------
Net increase (decrease) in cash                60,531           -       60,531
Cash at beginning of period                         -           -            -
                                            ----------  ---------  -----------
Cash at end of period                      $   60,531   $       -  $    60,531
                                           ==========   ========== ===========
Cash paid during the year for:
  Interest                                  $  188,500 $       -
  Taxes                                     $        -   $      -

               See accompanying summary of accounting policies
                     and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Aztec Communications Group, Inc. was organized in Utah on January 24, 1986, and has had no activity since 1989. In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. Aztec changed its name to Aztec Oil & Gas, Inc. on August 13, 2004. Also on August 13, 2004, Aztec effected a 3-for-1 forward stock split.

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

Oil and gas properties. Aztec uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

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


NOTE 2 - LOAN to Z3, LLC

Monies loaned to Aztec in August 2004 were loaned to an independent entity, Z3, LLC. On September 15, 2004, a property was purchased (see note 3). This $1,850,000 was then transferred on September 15, 2004 by Z3, LLC to Z2, LLC for various purposes totally under the discretion and control of Z2 LLC.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 3 - INVESTMENT IN Z2

On September 5, 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. In fiscal 2005, Aztec recorded partnership income of $79,017 related to this investment.

NOTE 4 - NOTE PAYABLE

Aztec borrowed $1,950,000 from Hong Kong League Central Credit Union on August 12, 2004. The interest rate on the note is 10%. The note is unsecured. The original note had a due date in July 2005. The Note was amended to extend the due date until December 31, 2005. A substantial payment was made to the bank in August, 2005. Interest on the note is prepaid until December 31, 2005. On December 13, 2005, the Note was amended to extend the due date until June 30, 2006.

Aztec borrowed $531,167 from affiliated or related entities. All the notes have a term of one year and an interest rate of 10%. These notes have maturity dates ranging from October, 2005 through July, 2006. Prepayments of $48,096 have been made. The notes are unsecured. Subsequent to the company's fiscal year-end, these lenders agreed to extend the due dates on these loans to September 1, 2006. Additionally, these lenders have agreed to provide additional loans to the Company to retire the note due to Hong Kong League Central Credit Union upon its maturity in the event it has not previously been retired or extended by other actions. The terms of these potential future advances allow for ultimate repayment on or after September 1, 2006

Aztec borrowed $250,000 from an affiliated entity on September 21, 2004. The term of the note is two (2) year and the interest rate is 6%. The note is unsecured.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS



NOTE 5 - INCOME TAXES

Income taxes are not due since Aztec has had losses since inception. Since the change in control in 2003, Aztec has had about $455,000 in net operating losses, which expire in fiscal years starting in 2024.

The components of deferred taxes are as follows:

            Deferred tax assets


            Net operating loss carryforwards           $ 155,000
            Less:  valuation allowance                  (155,000)
                                                       ----------
            Current net deferred tax assets            $       0
                                                       ==========


NOTE 6 - EQUITY

In July 2004, 6,000,000 warrants were issued to International Fluid Dynamics for services. The warrants have exercise prices ranging from $.75 per share to $1.65 per share. No compensation was recorded in connection with these warrants because their fair value was nominal.

In September 2004, Aztec issued 2,475,000 shares of common stock valued at $74,250 for consulting services.

In September 2004, Aztec sold 2,000,000 warrants to a consultant for a $100. The warrants are exercisable at any time at $2 per share, and expire in 5 years.

In December 2004, Aztec issued 81,000 shares of common stock valued at $109,100 for consulting services.

In January 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

In February 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

In March 2005, Aztec issued 35,000 shares of common stock valued at $49,700 for consulting services.

In April 2005, Aztec issued 7,000 shares of common stock valued at $10,500 for consulting services.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 6 - EQUITY (Continued)

In May 2005, Aztec issued 67,000 shares of common stock valued at $52,500 for consulting services.

In June 2005, Aztec issued 43,155 shares of common stock valued at $11,107 for consulting services.

In July 2005, Aztec issued 9,037 shares of common stock valued at $7,081 for consulting services.

In August 2005, Aztec issued 44,009 shares of common stock valued at $25,278 for consulting services.

At year end, Aztec had two consultants who are paid $10,500 in stock on a monthly basis. For one consultant, the number of shares is determined using an average closing price of the last five days each month. For the other consultant, the number of shares is determined by using the average value of the shares traded during the month. As of August 31, 2005, Aztec owes approximately 2,006 shares valued at approximately $1,123 to one consultant.


NOTE 7 - OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fall into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 8 - SIGNIFICANT EQUITY INVESTMENT

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company's share of Z2 LLC is 31.283%

                                            Years Ended August 31,
                                             2005          2004
                                           ----------   ---------
Sales                                        2,964,833          -

Gross Profit                                   776,706          -

Net Income (Loss)                              252,589          -

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS


NOTE 9 - SUBSEQUENT EVENTS

In September 2005, the company retained the services of Kirk Blackim as President of the company. Mr. Blackim will be paid $6,600 in stock monthly for services. The number of shares is determined using the average value of the shares traded during the month. Additionally warrants were issued to Kirk Blackim for services for 800,000 shares at exercise prices ranging from $1.00 per share to $2.00 per share. No compensation was recorded in connection with these warrants because their fair value was nominal.

In September 2005, Aztec issued 83,258 shares of common stock valued at $38,000 for consulting services.

In October 2005, Aztec issued 46,782 shares of common stock valued at $17,100 for consulting services.

In November 2005, Aztec issued 51,471 shares of common stock valued at $17,100 for consulting services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 23, 2004, the Company filed Form 8-K with the United States Securities and Exchange Commission, in which the Company stated in Item
4.01 "Changes in Registrant's Certifying Account:"

a) On November 18, 2004 the Registrant's Board of Directors dismissed Gwendolyn J. Giles CFE, CPA ("Giles") as its independent auditors. On November 18, 2004, the Registrant's Board of Directors engaged Malone & Bailey, PC, Houston, Texas to serve as the Registrant's independent public accountants and to audit the Registrant's financial statements for the year ended August 30, 2004. The Registrant does not presently have an Audit Committee.

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

b) During the two fiscal years of the Registrant ended August 31, 2003 and August 31, 2002 and the interim period through the date of this Current Report on Form 8-K, the Registrant did not consult with Malone & Bailey, PC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Registrant's financial statements, and either a written report was provided to the Registrant or oral advice was provided that Malone & Bailey, PC concluded was an important factor considered by the Registrant in reaching a decision as to an accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(v) of Regulation S-K).

ITEM 8a. CONTROLS AND PROCEDURES

Aztec maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).
In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, Aztec was in the process of modifying and implementing internal accounting and disclosure controls as the result of the installation of new executive management and accounting staff. Aztec carried out an evaluation, under the supervision and with the participation of its management, including its Chief Financial Officer, of the effectiveness of the design and operation of Aztec's disclosure controls and procedures. Based upon the foregoing, Aztec's Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2005, the disclosure controls and procedures of Aztec were improved but not effective to ensure that the information required to be disclosed in Aztec's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Aztec for the year ended August 31, 2005, Malone & Bailey, PC identified deficiencies in Aztec's internal controls related to consulting contract expenses and the accounting for income from equity method investments related to financial statements not under Aztec's control. The adjustments to consulting expense and the income from equity method investments were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of further improving our internal controls in an effort to remediate these deficiencies. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and directors will continue to work with our auditors and other outside advisors to ensure that our controls and procedures are adequate and effective.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended August 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Aztec Oil & Gas, Inc.

Name                    Age    Position                        Director Since
----                    ---   ----------                      ----------------
Kirk N. Blackim         47  President and Director              Oct. 25, 2005

Kenneth E. Lehrer       59  VP, CFO and Director                August 8, 2005

Mark Vance              51  Director                            Oct. 25, 2005

Danyel Owens            31  VP and Secretary                    Sept. 27, 2004

B.  Work Experience

Kirk N. Blackim, President and Director
----------------------------------------

Matrix Energy Capital Associates, company specializes in oil and gas consulting with emphasis on capital development for small and mid-sized exploration, production and transportation companies. Houston, TX
Job Title:  Founder.
Period of Employment:  November 1998 to Present
Responsibilities: Reservoir engineering, geological, geophysical and facilities design and management.

Koch Producer Services, Inc., Subsidiary of Koch Industries, Inc.
Houston, Texas.  Job Title:  Senior Vice President
Period of Employment:  April, 1996 to November, 1998
Responsibilities:  Closed mezzanine debt and risk management transactions.

TCW Asset Management Company
Houston, Texas.   Job Title:    Vice President
Period of Employment:    August, 1994 to April, 1996
Responsibilities:  Closed mezzanine debt transactions.

Kansas Pipeline Operating Company (including affiliated companies)
Lenexa, Kansas.  Job Title:    Senior Vice President and Director (Prior titles:
SVP, CFO, COO)
Period of Employment:    January, 1987 to July, 1994
Responsibilities:    Involved in numerous acquisitions and asset construction
projects that included financing transactions.

Koch Industries, Inc. (including subsidiaries) Wichita, Kansas
Job Title:    General Accounting Manager/Computer Systems Coordinator
Koch Carbon Division
Period of Employment:    May, 1983 to January, 1987
Responsibilities:    Managed accounts receivable, accounts payable, fixed asset and cash accounting.


Kenneth E. Lehrer, CFO and Director
-----------------------------------

Dr. Lehrer formed an organization in 1982, engaged in the areas of - Economics, Finance, Economic Damage Analysis (including Business and Technology Losses), Banking, Business, ESOP and Non Public Business Valuations, Securities, Healthcare, Fairness and Advisory Opinions, Intellectual Property Valuations, Real Estate and Corporate Finance. His company both prepares institutional economic / finance reports, feasibility analysis, corporate business plans and provides litigation support (having been qualified in both State and Federal Courts) in the areas of - economics, real estate, banking, corporate and IP valuations, class actions and finance. Dr. Lehrer, served for approximately twenty (20) years (1984 - 2002) as an Adjunct Professor of Finance at the University of Houston, Graduate School of Business Administration and is presently an Adjunct Professor of Finance and Economics at the University of Phoenix (Houston Division).

Dr. Lehrer has served as Chairman of the Board of Directors for the Federal Home Loan Bank of Dallas as agent for the Federal Savings and Loan Insurance Corporation of - Acadia Savings and Loan Association, French Market Homestead Savings, Twin City Savings, First Savings of Louisiana and is a member of the National Association of Corporate Directors.

Dr. Lehrer commenced his career in 1970 at Bankers Trust Company (New York), and then became a Manager for the Greek Shipper, Costas Lemos [dec'd]. Here, he assisted on projects in New York, Houston, Denver, Guam and in Europe.
Dr. Lehrer relocated to Houston in 1977.

Dr. Lehrer holds four (4) degrees from New York University: Bachelor of Science (Finance), Master of Business Administration (Banking), Master of Arts (Economics) and a Doctorate in Urban Economics. Dr. Lehrer is registered with the Securities and Exchange Commission as an Investment Advisor under the Investment Advisors Act of 1940 and has held the Full Registration/General Securities (Series 7) and Texas Securities (Series 63) Licenses.


Mark Vance, Director
--------------------

From 2002 to mid-2005, Mr. Vance was the senior executive in charge of strategic alliances with Worksafe, Inc. (Dallas, TX) and YCO Services (Houston, TX). Most recently, he developed Worksafe's strategic plan and led the mezzanine fund raise with private equity groups in the U.S. At YCO Services, he created an alliance partnership with Compaq/Hewlett Packard for the distribution of professional services.

From 1998 to 2001, Mr. Vance was vice president of business development and chief financial officer for Control Network System Inc. in Los Angeles. This $17 million privately held, fully integrated company developed international voice over data networks between the U.S. and Asia and was acquired by Total Axcess Inc. in December 2001. As a company founder, he developed strategic relationships in adding to managing all financial affairs, cash management and investor relations.

Mr. Vance was a founder and served as senior vice president and chief financial officer for Telescape International Inc. (Houston, TX) from 1996 to 1997. He developed the business plan and investor presentation and succeeded in raising first rounds of private equity funding, positioning the company for an IPO.

Prior, he was a founder and developed the strategic plan for a $10 million private equity raise with Alex Brown that led to the merger of Matrix Telecom and DNS Communications (Dallas, TX) creating a formidable competitor in the industry. He served as chief operating officer and chief financial officer - including management of the finance, legal, accounting, human resources, information services and insurance departments from 1993 to 1995.

He served as director of finance (and chief financial officer of a subsidiary) at Wiltel Corporation (Houston, TX) from 1992 to 1993. While there he developed and instituted a Latin American distributorship program for the company, including strategic marketing, pricing and sales policies.

Mr. Vance served as a financial analyst, controller and tax manager with various companies within the energy industry in Houston from 1976 to 1991 including Mitchell Energy, Quintana Petroleum, and Texaco.

He received his MBA in Accounting from the University of Houston in 1979, and a bachelor of science degree in finance from LSU in 1976.


Danyel Owens, VP and Secretary
------------------------------

Mrs. Owens has worked as a Legal Assistant for Mr. Robert L. Sonfield, Jr., attorney with Sonfield & Sonfield, Houston, Texas for the past 11 years.


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


ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2005. Aztec intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
                         ------------------------------------------------------
                                        Annual Compensation
                         ------------------------------------------------------
     Name and                                          Other Annual
Principal Position          Year    Salary ($)     Bonus ($)   Compensation ($)
-------------------------------------------------------------------------------
Kirk N. Blackim(1)
President/Director        2005           -0-        -0-           -0-

Kenneth E. Lehrer(2)
VP, CFO, Director         2005        12,000        -0-           -0-

Mark Vance
Director                  2005           -0-        -0-           -0-

Danyel Owens              2005           -0-        -0-           -0-
VP and Secretary
-------------------------------------------------------------------------------


(1) In September 2005, the company retained the services of Kirk Blackim as President of the company. Mr. Blackim will be paid $6,600 in stock monthly for services. The number of shares is determined using the average value of the shares traded during the month. Additionally warrants were issued to Kirk Blackim for services for 800,000 shares at exercise prices ranging from $1.00 per share to $2.00 per share.

(2)  Kenneth E. Lehrer also received $259 in expense reimbursement.

Long Term Compensation Table

                       --------------------------------------------------------
                                        Long Term Compensation
                       --------------------------------------------------------
                                    Awards             Payouts
                       --------------------------------------------------------
                        Restricted  Stock Securities      LTIP      All Other
Name and Principal      Award(s)($) Underlying Options/   Payouts   Compensation
     Position     Year              SARs(#)               ($)       ($)
-------------------------------------------------------------------------------
Kirk N. Blackim
President/
Director          2005           -0-        -0-           -0-           -0-

Kenneth E. Lehrer(1)
VP, CFO, Director 2005      $ 57,421     54,000           -0-           -0-

Mark Vance
Director          2005           -0-        -0-           -0-           -0-

Danyel Owens      2005      $  6,300      7,000           -0-           -0-
VP and Secretary
-------------------------------------------------------------------------------

(1) Kenneth E. Lehrer received an additional 2,006 common shares in October, 2005.


The Company currently does not have employment agreements with its executive officers.

Audit Committee
---------------
The company does not presently have an Audit Committee. The members of the Board sit as the Audit Committee. No qualified financial expert has been hired because the company is to small to afford such expense.

Code of Ethics
--------------
The company has not adopted a Code of Ethics for the Board and the salaried employees.

Committees and Procedures
-------------------------

     (1) The registrant has no standing audit, nominating and compensation committees of the Board of Directors, or committees performing similar functions. The Board acts itself in lieu of committees due to its small size.

     (2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the board and the company are so small.

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

     (7) There are no specific, minimum qualifications that the nominating committee believes must be met by a nominee recommended by security holders except to find anyone willing to serve with a clean background.

     (8) The nominating committee's process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of August 31, 2005, by each person known by Aztec to own beneficially more than 10% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

              NAME, ADDRESS
TITLE OF      OF BENEFICIAL                  SHARES OF          PERCENT OF
CLASS       OWNER AND POSITION(1)(2)       COMMON STOCK         CLASS(3)
--------------------------------------------------------------------------
Common      Kirk N. Blackim                        0               0
            President, Director

Common      Kenneth E. Lehrer                 46,000             0.2%
            CFO, Director

Common      Mark Vance                             0               0
            Secretary, Director

Common      Danyel Owens
            Vice President & Secretary        12,000              nil
                                            ---------------------------
All directors and officers
       as a group  (4 persons)                64,875             0.21%


(1)  Address:  One Riverway, Suite 1700, Houston, Texas  77056.

(2) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(3) Unless otherwise provided, the calculation of percentage ownership is based on 27,282,351 shares of the Common Stock outstanding as of August 31, 2003, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of August 31, 2003 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

B.  Persons Sharing Ownership of Control of Shares

No person or shareholder owns or shares the power to vote ten percent (10%) or more of the Company's securities.

C.  Non-voting Securities and Principal Holders Thereof

The Company has not issued any non-voting securities.

D.  Options, Warrants and Rights

Aztec issued International Fluid Dynamics warrants for 6,000,000 shares at exercise prices ranging from $0.75 per share to $1.65 per share. No compensation was recorded in connection with these warrants because their fair value was nominal and the exercise prices were extremely "out of the money".

E.  Preferred Stock

On June 11, 2004, the Board of Directors approved Articles of Designation of Series A Preferred Stock. Series A Preferred stock was established on August 26, 2004. All 100,000 authorized shares were immediately issued, with 50,000 shares for $15,000 cash and 50,000 shares for services valued at $15,000. The shares of outstanding Series A Preferred Stock shall have the number of votes equal to seventy percent (70%) of votes of all outstanding shares of capital stock such that all the outstanding shares of Preferred Stock shall always constitute 70% of the voting rights of the Corporation, but the holders are not obliged or bound to vote together and the shares are owned by separate entities. Such Series A Preferred stock has no other extraordinary preferences.

F.  Parents of Issuer

Under the definition of parent, as including any person or business entity who controls substantially all (more than 80%) of the issuers of common stock, the Company has no parents.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of Malone & Bailey, PC, Houston, Texas, Certified Public Accountants, to perform audits of the Company's financials. Malone & Bailey, PC owns no stock in the Company. The company has no formal contracts with its accountants, they are paid on a fee for service basis.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

    31.1 Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(b)  REPORTS ON FORM 8-K

The Company filed a Current Report on December 29, 2004, pursuant to Item
Item 1.01 ("Entry into a Material Definitive Agreement") and Item 9.01 ("Exhibit") entitled "Investment Advisory Agreement dated as of July 8, 2004 with SBI USA, LLC., restated on December 23, 2004."

The Company filed an amended Current Report on January 21, 2005, pursuant to
Item 4.01 ("Changes in Registrant's Certifying Accountant"), and Item 9.01 ("Exhibits") entitled "Letter Regarding Change in Certifying Accountant."

The Company filed a Current Report on July 25, 2005, pursuant to Item
Item 8.01 ("Other Events").

The Company filed a Current Report on August 12, 2005, pursuant to Item
5.02 ("Departure of Directors or Principal Officers; Election of Directors") and 9.01 ("Exhibits").

Subsequent Reports on Form 8-K
------------------------------

The Company filed a Current Report on September 28, 2005, pursuant to Item
7.01 ("Regulation FD Disclosure") and 9.01 ("Exhibits").

The Company filed an amended Current Report on September 29, 2005, pursuant to
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit").

The Company filed an amended Current Report on October 4, 2005, pursuant to
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit") and 9.01 ("Exhibits").

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit Fees: During Aztec's 2005 fiscal year, Malone & Bailey, PC, billed Aztec $28,460 in fees for the audit of the Company's annual financial statements and the review of those financial statements included in the Company's quarterly reports on Form 10-QSB.


AUDIT-RELATED FEES

Aztec did not engage Malone & Bailey, PC to provide services to Aztec regarding financial information systems design and implementation during the fiscal year ended August 31, 2005.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2005 and 2004, respectively.

ALL OTHER FEES

All Other Fees: During Aztec's 2005 fiscal year, Malone & Bailey, PC, billed Aztec $0 in fees for all other non-audit services rendered to Aztec, which amount includes tax related services of $0, foreign statutory audits of $0.

The Aztec Board of Directors believes that the provision of the services described under "All other Fees" was compatible with maintaining Malone & Bailey, PC's independence from Aztec.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Aztec Oil & Gas, Inc.
                                           ---------------------
                                               (Registrant)

Date:  December 14, 2005         By:  /s/ Kirk N. Blackim
       -----------------         ------------------------------------------
                                          Kirk N. Blackim
                                          President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  December 14, 2005             By:  /s/ Danyel Owens
       -----------------             ----------------------------
                                              Danyel Owens
                                              Secretary