Form 10QSB
period 2005-11-30
AZTEC OIL & GAS, INC.
filed 2006-02-23
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2005.
-----------------------------------------------------------------------------

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

                                          Yes [X]     No [ ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act)        Yes [ ]     No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

As of February 17, 2006, the registrant's outstanding common stock consisted of 27,577,194 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   16



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   17

Item 2.   Changes in Securities and Use of Proceeds............   17

Item 3.   Defaults upon Senior Securities......................   17

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   17

Item 5.   Other Information.....................................  17

Item 6.   Exhibits and Reports on Form 8-K......................  18

Signatures......................................................  19

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2005
                                                               (Unaudited)

      ASSETS
Current Assets
  Cash                                                         $  120,020
  Accounts Receivable                                                 132
                                                               ----------
      Total Current Assets                                       120,152
                                                               ----------
Oil and natural gas properties,
  successful efforts method of accounting
    Unproved properties - not being amortized,
      net of impairment and dry hole costs                        357,061
                                                               ----------
Non-current Assets
  Investment in Z2, using equity method                           415,868
  Prepaid Costs                                                    68,581
                                                               ----------
      Total Non-current Assets                                    484,449
                                                               ----------
                                                               $  961,662
                                                               ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes Payable                                                $1,162,258
  Common Stock Payable                                            318,836
  Accounts Payable                                                277,711
  Accrued Interest                                                 53,179
                                                               ----------
      Total Current Liabilities                                 1,811,984
                                                               ----------
Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------

      Total Liabilities                                         2,061,984
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 27,481,554 shares issued and outstanding           27,481
  Additional Paid in Capital                                    2,473,128
  Deficit Accumulated During the Development Stage             (3,601,031)
                                                               ----------
      Total Stockholders' Deficit                              (1,100,322)
                                                               ----------
                                                              $  961,662
                                                               ==========

                                        4

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                                                                 (Unaudited)

                                                                  Inception
                                        Three Months Ended         Through
                                           November 30,         November 30,
                                      2005            2004          2005
                                    -----------     --------- --------------
Oil and Gas Income                   $   1,212      $      -    $     1,513
Oil and Gas Expenses                    (1,355)            -         (1,378)
                                    -----------     ---------   ------------
  Net Oil and Gas Income (Loss)           (143)            -            135

General & Administrative               115,875        33,384        460,932
Dry Hole Costs                               -             -         17,175
Share Based Compensation                77,534        74,250        641,008
Interest                                32,372        63,395        290,438
Amortization                                 -        24,932        100,000
Impairment                                   -             -      1,959,637
                                    -----------     ---------   ------------
  Total Operating Expenses            (225,781)     (195,961)    (3,469,190)

Partnership Income (Loss)              415,868      (324,677)      (303,132)
Interest Income                          5,613        31,512        171,156
                                    -----------     ---------   ------------
  Total Non operating Income (Loss)    421,481      (293,165)      (131,976)
                                    -----------     ---------   ------------

  NET INCOME (LOSS)                  $ 195,557     $(489,126)   $(3,601,031)
                                     ==========    ==========   ============

Basic income (loss) per share         $.01           $(.02)

Weighted average shares outstanding 27,396,106    26,193,414

Diluted income per share              $.00

Diluted weighted average shares
                  Outstanding      40,023,956

                                        5

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW
                                                                   (Unaudited)

                                                                    Inception
                                              Three Months Ended     Through
                                                 November 30,      November 30,
                                             2005        2004           2005
                                            ----------  ---------  ------------
Cash Flows Used in Operating Activities
  Net income (loss)                          $ 195,557 $ (489,126) $(3,601,031)
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Partnership (Income) Loss                 (415,868)   324,677      303,132
    Share Based Compensation                    77,534     74,250      641,008
    Amortization                                     -     24,932      100,000
    Dry Hole Costs                                   -          -       17,175
    Impairment                                       -          -    1,959,637
  Changes in:
    Accounts Receivable                         12,454    (50,000)        (132)
    Prepaid Expenses                            35,095          -        7,815
    Accounts Payable                            67,594     15,844      211,154
    Accrued Expenses                            14,489     22,017       58,284
                                            ----------  ---------  ------------
  Net Cash Used in Operating Activities        (13,145)   (77,406)    (302,958)
                                            ----------  ---------  ------------

Cash Flows Used in Investing Activities
  Loan to Z3, LLC                                    -          -   (1,850,000)
  Repayment of Loan to Z3, LLC                 131,122    118,488    1,850,000
  Payment of loan payable costs                      -          -     (100,000)
  Acquisition of Oil and Gas Property         (116,435)         -     (348,718)
  Prepaid Well Costs                            41,039          -      (40,562)
                                            ----------  ---------  ------------
  Net Cash Provided by (Used in)
   Investing Activities                         55,726    118,488     (489,280)
                                            ----------  ---------  ------------

Cash Flows Provided by Financing Activities
  Notes Payable                                      -          -    1,950,000
  Repayment of Notes Payable                    (7,092)   (36,122)  (1,597,909)
  Proceeds from Notes Payable                   24,000          -      545,167
  Proceeds from sales of preferred stock             -          -       15,000
                                            ----------  ---------  ------------
  Net Cash Provided by (Used in)
   Financing Activities                         16,908    (36,122)     912,258
                                            ----------  ---------  ------------
Net increase (decrease) in cash                 59,489      4,960      120,020
Cash at beginning of period                     60,531          -            -
                                            ----------  ---------  ------------
Cash at end of period                       $  120,020  $   4,960  $   120,020
                                            ==========  =========  ============
Cash paid during the year for:
  Interest                                    $     279  $ 31,378
  Taxes                                       $       -   $     -

                                        6

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc. ("Aztec"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec's Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB/A have been omitted.


NOTE 2 - INVESTMENT IN Z2

On September 5, 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. In the quarter ended November 30, 2006, Aztec recorded partnership income of $415,868 related to this investment.

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company's share of Z2 LLC is 31.283%.

                                          Quarters Ended November 30,
                                             2005          2004
                                           ----------   ------------
Gross Sales                                    829,043    686,556
Hedge Income (Loss)                          2,076,806 (1,146,010)
                                           ----------   ------------
Net Sales                                    2,905,849   (459,454)

Gross Profit                                 2,507,668   (991,539)

Net Income (Loss)                            2,168,758 (1,037,870)

Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased the company's basis in Z2 LLC.
                                7

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - EQUITY

During the quarter ended November 30 2005, Aztec issued 197,197 shares of common stock valued at $77,533 for consulting services.

In addition, the company issued 2,006 shares valued at $1,122 to reduce the stock payable.

NOTE 4 - OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fall into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 5 - SUBSEQUENT EVENTS

In December 2005, Aztec issued 95,640 shares of common stock valued at $17,100 for consulting services.

Aztec Oil & Gas, Inc. noticed the management of Z2, LLC in late January, 2006 that numerous disputes existed with respect to the organizational agreements and operations of the assets of Z2, LLC. Aztec has reached a settlement with Z2, LLC and other affiliated parties to resolve these disputes whereby Aztec has agreed to sell its interest in Z2, LLC. The specific terms of this settlement are the subject of a confidentiality agreement which restricts disclosure of material terms of the transaction pending its full and complete consummation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

Results of Operations
---------------------

For the three months ended November 30, 2005, the Company oil and gas income of $1,212 as compared to no revenues for the same period last year. Oil and Gas Expenses were $(1,355) for the Quarter, which resulted in a net Oil and Gas Income loss of $(143). Total operating expenses for the three months ended November 30, 2005 were $225,781 as compared to $195,961 for the same period last year. For the three months ended November 30, 2005, the Company generated partnership income $415,868, as compared to $(324,677) for the same period last year. For the three months ended November 30, 2005, Total income as $195,557 or $0.01 per share, as compared to a loss of $(489,126) or $(0.02) for the same period last year.

Results of operations for the interim periods are not indicative of annual results.

On December 14, 2005, Aztec concluded that the Company needs to restate its unaudited interim financial statements for the three months ended November 30, 2004, for the three and six-months ended February 28, 2005 and for the three and nine-months ended May 31, 2005, and twelve month period ending August 31, 2005, previously filed with the Securities and Exchange Commission, to correct misstatements relating to the accounting for our equity method investment in Z2, LLC and the accounting for certain consulting contract expenses. Management intends to file restated financial statements for these periods to correct these misstatements as soon as practicable.

On February 17, 2006, Aztec concluded that the Company needs to restate its audited financial statements for the twelve month period ending August 31, 2005, previously filed with the Securities and Exchange Commission, to correct misstatements relating to the accounting for our equity method investment in Z2, LLC. Management intends to file restated financial statements for these periods to correct these misstatements as soon as practicable.

This Quarterly Report properly reflects all year-to-date adjustments relating to the misstatements discussed above.

Plan of Operation
-----------------

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

Liquidity and Capital Resources
-------------------------------

On September 5, 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. In the quarter ended November 30, 2006, Aztec recorded partnership income of $415,868 related to this investment.

During the quarter ended November 30 2005, Aztec issued 197,197 shares of common stock valued at $77,533 for consulting services.

In addition, the company issued 2,006 shares valued at $1,122 to reduce the stock payable.

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

(b) The Company did not repurchase any of its shares during the first quarter of the fiscal year covered by this report.

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


Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Aztec Oil & Gas, Inc. noticed the management of Z2, LLC in late January, 2006 that numerous disputes existed with respect to the organizational agreements and operations of the assets of Z2, LLC. Aztec has reached a settlement with Z2, LLC and other affiliated parties to resolve these disputes whereby Aztec has agreed to sell its interest in Z2, LLC. The specific terms of this settlement are the subject of a confidentiality agreement which restricts disclosure of material terms of the transaction pending its full and complete consummation.

ITEM 2.  Changes in Securities and Use of Proceeds

During the quarter ended November 30 2005, Aztec issued 197,197 shares of common stock valued at $77,533 for consulting services.

In addition, the company issued 2,006 shares valued at $1,122 to reduce the stock payable.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

  Exhibit
  Number        Title of Document
  -----------------------------------------------

    31.1 Certifications of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1     Certifications of President and Director pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2     Certifications of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K, during the Quarter ended November 30, 2005.

The Company filed a Current Report September 29, 2005, pursuant to Item Item
7.01 ("Regulation FD Disclosure") and Item 9.01 ("Exhibit").

The Company filed an amended Current Report on October 4, 2005, pursuant to Item
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review").

The Company filed an amended Current Report on October 4, 2005, pursuant to Item
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review"), and Item 9.01 ("Exhibits").

The Company filed a Current Report October 25, 2005, pursuant to Item
Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers").

Subsequent Form 8-K Filings:

The Company filed a Current Report on December 15, 2005, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review").

The Company filed a Current Report on December 19, 2005, pursuant to Item 9.01 ("Exhibit"), entitled, Letter from Malone & Bailey, PC.

The Company filed an amended Current Report on January 4, 2006, pursuant to Item
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") and Exhibit 9 ("Exhibits").

The Company filed a Current Report on February 21, 2006, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review").



                                   SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Aztec Oil & Gas, Inc.
                                          ---------------------
                                                Registrant


Dated:  Feb. 22, 2006                 By /s/  Kirk N. Blackim
        -------------                 ---------------------------------
                                              Kirk N. Blackim,
                                              President and Director

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Aztec Oil & Gas, Inc.

Dated:  Feb. 22, 2006                 By:  /s/ Kirk N. Blackim
        -------------                 ----------------------------------
                                               Kirk N. Blackim
                                               President and Director

Exhibit 31.1 - President and Director Certification  (Section 302)

                      CERTIFICATION OF PRESIDENT

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kirk N. Blackim, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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


Dated:  Feb. 22, 2006      By:  /s/ Kirk N. Blackim
        -------------      -----------------------------------
                                    Kirk N. Blackim
                                    President and Director

Exhibit 31.2 -- Chief Financial Officer Certification  (Section 302)

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kenneth E. Lehrer, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

         a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and to the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

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


Dated:  Feb. 22, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                     Kenneth E. Lehrer
                                     Chief Financial Officer

Exhibit 32.1 - President and Director Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kirk N. Blackim
--------------------------
    Kirk N. Blackim
    President and Director


Date  Feb. 22, 2006
      -------------

Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth
D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

               (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Kenneth E. Lehrer
---------------------------
    Kenneth E. Lehrer
    Chief Financial Officer


Date  Feb. 22, 2006
      -------------