Form 10QSB/A
period 2004-11-30
AZTEC OIL & GAS, INC.
filed 2006-04-13
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                  Form 10-QSB/A
                                 Amendment No. 1

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

                        Commission File Number: 000-32015

                              Aztec Oil & Gas, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

           Nevada                                        87-0430834
--------------------------------                     ------------------
(State or other jurisdiction of                        (IRS Employer
incorporation  or  organization)                     Identification No.)

            One Riverway, Suite 1700, Houston, Texas             77056
        --------------------------------------------------     ---------
            (Address of principal executive offices)           (zip code)

 Issuers telephone number:  (713) 840-6444    Fax number:  (713) 622-1937
                             -------------                 --------------

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


                                EXPLANATORY NOTE


As previously disclosed in our Current Report on Form 8-K filed on December 15, 2005, we concluded that our unaudited interim financial statements in our Quarterly Report on Form 10-QSB for the quarterly period ended November 30, 2004, initially filed with the Securities and Exchange Commission on January 13, 2005 (the "original Form 10-QSB"), should be restated. The errors relate to unrecorded loss from our investment in Z2 and a reclassification of notes payable and investment in Z2, LLC. See note 5 to our interim financial statements for the detail of the restatement.

This amendment Number 1 to our Quarterly Report on Form 10-QSB/A is being filed to amend and restate Items 1 and 2 of Part I. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented in the Original Form 10-QSB except as required to reflect the effects of the restatement.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................    9

Item 3.   Controls and Procedures..............................   14



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................15-16

Signatures......................................................  17

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2004

ASSETS
                                                               (Restated)
                                                               ----------
Current Assets
  Cash                                                         $    4,960
  Accounts Receivable                                              50,000
  Note Receivable                                               1,731,512
                                                               ----------
      Total Current Assets                                      1,786,472
                                                               ----------
Non-current Assets
  Investment in Z2                                                394,323
  Unamortized Loan Costs,
    Net of $30,137 Accumulated Amortization                        69,863
                                                               ----------
      Total Non-current Assets                                    464,186
                                                               ----------
TOTAL ASSETS                                                   $2,250,658
                                                               ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                                $2,178,878
  Common Stock Payable                                            204,000
  Accounts Payable                                                 68,672
  Accrued Interest                                                 33,387
                                                               ----------
      Total Current Liabilities                                 2,484,937

Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------
      Total Liabilities                                         2,734,937
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 26,982,150 shares issued and outstanding           26,982
  Additional Paid-in Capital                                    2,108,705
  Deficit Accumulated During the Development Stage             (2,620,066)
                                                               ----------
      Total Stockholders' Deficit                                (484,279)
                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $2,250,658
                                                               ==========

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                           Inception
                              Three Months Ended             Through
                                 November 30,              November 30,
                             2004             2003             2004
                          (Restated)                       (Restated)
                           ---------       ---------       ----------
General & Administrative   $  58,316               -      $   121,544
Non-cash Compensation         74,250               -          161,250
Interest                      63,395               -           84,470
Impairment                         -               -        1,959,637
                           ---------       ---------       ----------
 Total Operating Expenses   (195,961)              -       (2,326,901)
                           ---------       ---------       ----------

Partnership Loss            (324,677)              -         (324,677)
Interest Income               31,512               -           31,512
                           ---------       ---------       ----------
 Total Non-operating Loss   (293,165)              -         (293,165)
                           ---------       ---------       ----------
      NET LOSS             $(489,126)      $       -      $(2,620,066)
                           =========       =========       ==========

Basic and diluted
 loss per share            $   (0.02)       $   0.00
Weighted average
 shares outstanding       26,193,414      22,107,150


                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                  Inception
                                       Three Months Ended           Through
                                            November 30,           November 30,
                                         2004          2003            2004
                                      (Restated)                   (Restated)
                                       ---------     ---------    -----------
Cash Flows Used in
   Operating Activities
  Net loss                             $(489,126)    $       -    $(2,620,066)
  Adjustments to Reconcile Net Income
   to Net Cash Used in
   Operating Activities:
    Partnership (Income) Loss            324,677             -        324,677
    Share Based Compensation              74,250             -        161,250
    Amortization                          24,932             -         24,932
    Impairment                                 -             -      1,959,637
  Changes in:
    Accounts Receivable                  (50,000)            -        (50,000)
    Accrued Expense                       16,917             -         38,492
    Accounts Payable                      20,944             -         68,672
                                       ---------     ---------    -----------
  Net Cash Used in
    Operating Activities                 (77,406)            -        (92,406)
                                       ---------     ---------    -----------
Cash Flows Used in
Investing Activities
  Repayment of Loan to Z2, LLC           118,488             -        118,488
  Loan to Z2, LLC                              -             -     (1,850,000)
  Payment of Loan Payable Costs                -             -       (100,000)
                                       ---------     ---------    -----------
  Net Cash Provided by (Used in)
   Investing Activities                  118,488             -     (1,831,512)
                                       ---------     ---------    -----------
Cash Flows Provided by
Financing Activities
  Notes Payable                          255,000             -      2,205,000
  Proceeds From Sales of
    Preferred Stock                            -             -         15,000
  Payment of Note                       (291,122)            -       (291,122)
                                       ---------     ---------    -----------
  Net Cash Provided by (Used in)
   Financing Activities                  (36,122)            -      1,928,878
                                       ---------     ---------    -----------
Net Increase in Cash                       4,960             -          4,960

Cash at Beginning of Period                    -             -              -
                                       ---------     ---------    -----------
Cash at End of Period                  $   4,960     $       -    $     4,960
                                       =========     =========    ===========
Cash paid during the year for:
 Interest                                $31,378     $       -
 Tax                                           -             -

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


NOTE 4 - SIGNIFICANT EQUITY INVESTMENT

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company's share of Z2 LLC is 31.283%.

                           Three Months Ended
                                November 30, 2004
                           ------------------

Gross Sales                      686,556
Hedge(Loss)                   (1,146,010)
                              -----------
Net Sales                       (459,454)

Gross Profit (Loss)             (991,539)

Net Income (Loss)             (1,037,870)


NOTE 5 - RESTATEMENT

On December 14, 2005, we concluded that we should restate our unaudited interim financial statements as of November 30, 2004, for the three months ended November 30, 2004 and for the period from January 24, 1986 (Inception) through November 30, 2004 to correct an error relating to our investment in Z2 and the income (loss) from the partnership, and to correct certain accrued payables. Aztec erroneously reported that borrowed funds of $255,000 were used as an investment in Z2 LLC. These funds were used to reduce the debt incurred upon the purchase of Z2 LLC. The result is a net decrease in the investment in Z2 and notes payable for the respective periods.

Aztec also decreased its earnings by recording a loss from the partnership Z2 LLC of $324,677. This change was the result of a loss due to a change in value of derivative financial instruments held by Z2 LLC that were not initially accounted for as required by SFAS No. 133.

Also, Aztec reversed certain accrued interest and payables. This change increased earnings and decreased liabilities by $ 11,222.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of November 30, 2004, the Company had an accumulated deficit of $(2,620,066). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

h

Results of Operations
---------------------

For the three months ended November 30, 2004, the Company generated no revenues as compared to no revenues for the same period last year. Total operating expenses for the three months ended November 30, 2004 were $195,961 as compared to no expenses for the same period last year. It should be noted that the Company was inactive for the same period last year. For the three months ended November 30, 2004, the Company generated net loss of $(489,126) or $(0.02) per share versus no activity for the same period last year.

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

Item 3.  Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures were not effective, for the reasons described below, to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

In connection with the completion of its audit of, and the issuance of its report on the financial statements of Aztec for the year ended August 31, 2005, Malone & Bailey, PC identified deficiencies in Aztec's internal controls related to consulting contract expenses and the accounting for income from equity method investments related to financial statements not under Aztec's control. The adjustments to consulting expense and the income from equity method investments were detected in the audit process and have been appropriately recorded and disclosed in Aztec's Form 10-KSB initially filed on December 15, 2005. Subsequent to the initial filing of Aztec's 2005 Form 10-KSB and in conjunction with the preparation of its Form 10-QSB for the quarter ended November 30, 2005, Aztec determined that Z2 LLC, the entity in which Aztec has an equity method investment, had failed to account for certain derivative financial instruments, as required by SFAS No. 133. As a result of corrections recorded by Z2 LLC to properly account for these financial instruments, Aztec had to correct its accounting for Z2 LLC as an equity method investment for the effect of these corrections.

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

The issues previously discussed were the only changes in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Reports on Form 8-K, during the Quarter ended November 30, 2004.

The Company filed a Current Report dated November 18, 2004, pursuant to Item
4.01 ("Changes in Registrant's Certifying Accountant").

Subsequent filing
-----------------

The Company filed a Current Report dated December 23, 2004, pursuant to Item
Item 1.01 ("Entry into a Material Definitive Agreement") and Item 9.01 (Exhibit") entitled "Investment Advisory Agreement dated as of July 8, 2004 with SBI USA, LLC., restated on December 23, 2004."

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

Date:  March _, 2006         By:  /s/ Kirk N. Blackim
       -------------         -----------------------------------
                                          Kirk N. Blackim
                                          President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March _, 2006             By:  /s/ Kenneth E. Lehrer
       -------------             ----------------------------
                                          Kenneth E. Lehrer
                                          Chief Financial Officer

Exhibit 31.1 -- Chief Executive Officer Certification  (Section 302)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kirk N. Blackim, certify that:

     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Dated:  March _, 2006      By:  /s/ Kirk N. Blackim
        -------------      -----------------------------------
                                    Kirk N. Blackim
                                    President and Director

Exhibit 31.2 -- Chief Financial Officer Certification  (Section 302)

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kenneth E. Lehrer, certify that:


     1. I have reviewed this amended quarterly report on Form 10-QSB/A of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Dated:  March _, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                    Kenneth E. Lehrer
                                    Chief Financial Officer

Exhibit 32.1 - Chief Executive Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


Date  March _, 2006
      -------------

Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


Date  March _, 2006
      --------------