Form 10QSB/A
period 2005-02-28
AZTEC OIL & GAS, INC.
filed 2006-04-13
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549


                                  Form 10-QSB/A
                                 Amendment No. 2
(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2005.
- ---------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
----------------------------------------------------------------------------

                        Commission File Number: 000-32015
---------------------------------------------------------------------------

                        Aztec Oil & Gas, Inc.
---------------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            Nevada                                  87-0430834
   --------------------------------            --------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)              Identification No.)

           One Riverway, Suite 1700, Houston, Texas              77056
       ---------------------------------------------------    -------------
            (Address of principal executive offices)           (zip code)

                  Issuers telephone number:  (713) 840-6444
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

                                        Yes [ ] No [x]

                                EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed on December 15,2005, we concluded that our unaudited interim financial statements in our Amended Quarterly Report on Form 10-QSB/A for the quarterly period ended February 28, 2005, initially filed with the Securities and Exchange Commission on September 20, 2005 (the "first amended Form 10-QSB"), should be restated. The error primarily relates to an unrecorded loss from our investment in Z2. See notes 5 and 6 to our interim financial statements for the detail of the restatement.

This amendment Number 2 to our Amended Quarterly Report on Form 10-QSB/A is being filed to amend and restate Items 1 and 2 of Part I. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented in the Amended Form 10-QSB except as required to reflect the effects of the restatement.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 28, 2005


ASSETS
                                                              (Restated)
Current Assets                                               ----------
  Cash                                                       $   17,480
  Note Receivable                                             1,689,134
                                                             ----------
      Total Current Assets                                    1,706,614
                                                             ----------
Non-current Assets
  Investment in Z2                                              305,024
  Unamortized loan costs,
    net of $45,590 accumulated amortization                      45,205
                                                             ----------
      Total Non-current Assets                                  305,229
                                                             ----------
TOTAL ASSETS                                                 $2,056,843
                                                             ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes payable                                              $2,166,904
  Common stock payable                                          209,206
  Accounts payable                                               88,327
  Accrued interest                                               32,539
                                                             ----------
      Total current liabilities                               2,496,976

  Notes payable - Long Term                                     250,000
                                                             ----------
      Total Liabilities                                       2,746,976
                                                             ----------

Stockholders' Deficit
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding               100
  Common stock, $.001 par value, 100,000,000 shares
    authorized, 27,077,150 shares issued and outstanding         27,077
  Additional paid-in capital                                  2,233,504
  Deficit Accumulated during the Development Stage           (2,950,814)
                                                             ----------
      Total Stockholders' Deficit                              (690,133)
                                                             ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $2,056,843
                                                             ==========

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                    Inception
                         Three Months Ended    Six Months Ended     Through
                            February 28,         February 28,    February 28,
                           2005      2004      2005        2004      2005
                        (Restated)          (Restated)            (Restated)
                        ---------- -------- ---------- ---------- -----------
General & Administrative$ 110,197  $      - $  168,513  $      -  $   231,741
Non-cash Compensation     130,100        -    204,350         -      291,350
Interest                   58,774        -    122,169         -      143,244
Impairment                      -        -          -         -    1,959,637
                        ---------- -------- ---------- ---------- -----------
  Total Expenses         (299,071)       -   (495,032)        -   (2,625,972)
                        ---------- -------- ---------- ---------- -----------

Partnership Income        (89,299)       -   (413,976)         -    (413,976)
Interest Income            57,622        -     89,134          -      89,134
                        ---------- -------- ---------- ---------- -----------
  Total Non-operating loss(31,677)       -   (324,842)         -    (324,842)
                        ---------- -------- ---------- ---------- -----------

      NET INCOME (LOSS)$ (330,748) $      -  (819,874) $       - $(2,950,814)
                        ========== ======== ========== ========== ===========

Basic and Diluted
 Income (Loss) per Share$   (0.01) $   (0.00) $  (0.03)  $   (0.00)

Weighted Average
 Shares Outstanding    27,046,661  22,107,150 26,617,680 22,107,150


                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                    Inception
                                         Six Months Ended           Through
                                           February 28,          February 28,
                                        2005          2004           2005
                                     (Restated)                   (Restated)
                                      ---------    ---------     -----------
Cash Flows Used in
   Operating Activities
  Net loss                            $(819,874)   $       -    $(2,950,814)
  Adjustments to Reconcile Net Income
   to Net Cash Used in
   Operating Activities:
    Partnership (Income) Loss           413,976            -         413,976
    Share Based Compensation            204,350            -         291,350
    Amortization                         49,590            -          49,590
    Impairment                                -            -       1,959,637
  Changes in:
    Accrued Expense                      16,069            -          37,644
    Accounts Payable                     40,599            -          88,327
    Accounts Receivable                       -            -               -
                                      ---------    ---------     -----------
  Net Cash Used in Operating Activities (95,290)           -        (110,290)
                                      ---------    ---------     -----------
Cash Flows Used in
Investing Activities
  Repayment of Loan to Z3, LLC          160,866            -         160,866
  Loan to Z3, LLC                             -            -      (1,850,000)
  Payment of Loan Payable Costs               -            -        (100,000)
                                      ---------    ---------     -----------
  Net Cash Provided by (Used in)
   Investing Activities                 160,866            -      (1,789,134)
                                      ---------    ---------     -----------
Cash Flows Provided by
Financing Activities
  Note Payable to a Bank                255,000            -       2,205,000
  Proceeds from Sales of
   Preferred Stock                            -            -          15,000
  Payment of Note                      (303,096)           -        (303,096)
                                      ---------    ---------     -----------
  Net Cash Provided by (used in)
   Financing Activities                 (48,096)           -       1,916,904
                                      ---------    ---------     -----------
Net Increase in Cash                     17,480            -          17,480

Cash at Beginning of Period                   -            -               -
                                      ---------    ---------     -----------

Cash at End of Period                 $  17,480    $       -     $    17,480
                                      =========    =========     ===========
Cash paid during the year for:
   Interest                           $  91,000    $       -
   Tax                                $       -    $       -

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

NOTE 2 - INVESTMENT

In September 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $250,000 cash, 400,000 shares of Aztec common stock valued at $204,000, and the assumption of $265,000 in debt. Z2, LLC owns a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas.

In October 2004, Aztec borrowed $265,000 for the purchase of the 31.283% interest in Z2, LLC. The notes bear 10% interest, and mature one year from the issue date.

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

                                            Three Months   Six Months
                                                Ended         Ended
                                             February 28   February 28
                                                2005          2005
                                            ----------    ------------
Gross Sales                                     783,683    1,470,239
Hedge Income (Loss)                            (333,540)  (1,479,550)
                                            ----------    ------------
Net Sales                                       450,143       (9,311)

Gross Profit (Loss)                            (136,241)  (1,127,780)

Net Income (Loss)                              (285,456)  (1,323,326)


Note 5 - FIRST RESTATEMENT

On July 21, 2005, we concluded that we should restate our unaudited interim financial statements as of February 28, 2005, for the three and six months ended February 28, 2005 and for the period from January 24, 1986 (Inception) through February 28, 2005 to correct an error relating to our investment in Z2. Aztec should have recognized its portion of Z2's net income. Net income for Aztec's investment in Z2 was $213,404 and $222,551 for the three and six months ending February 28, 2005 respectively. The result is a net increase in the investment in Z2 and partnership income for the respective periods. We have also reclassified the note receivable from Z2 to a current asset that was previously included in the Investment in Z2 balance.

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


Note 6 - SECOND RESTATEMENT

On December 14, 2005, we concluded that we should restate our unaudited interim financial statements as of February 28, 2005, for the three and six months ended February 28, 2005 and for the period from January 24, 1986 (Inception) through February 28, 2005 to correct an error relating to our investment in Z2 and the income (loss) from the partnership, and to correct certain accrued payables. Aztec erroneously recorded that borrowed funds of $255,000 were used as an investment in Z2 LLC. These funds were used to reduce the debt incurred upon the purchase of Z2 LLC. This had the effect of reducing the investment in Z2 LLC and reducing short term notes payable.

Aztec also adjusted its share of earnings from the partnership. The company determined that it should reduce its share of partnership earnings by $302,703 and $636,527 for the three months and six months ended February 28, 2005. This change was the result of a loss due to a change in value of derivative financial instruments held by Z2, LLC that were not initially accounted for by Z2, LLC as required by SFAS No. 133.

In addition, Aztec accrued consulting fees of $20,000 for the three month and six months ended February 28, 2005. The company also reversed certain accrued payables by $11,222 for the six months ended February 28, 2005.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of February 28, 2005, the Company had an accumulated deficit of $(2,950,814). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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


Results of Operations
---------------------

For the three months ended February 28, 2005, the Company recognized no revenues as compared to no revenues for the same period last year. Total operating expenses for the three months ended February 28, 2005 were $299,071 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the three months ended February 28, 2005, the Company generated a net loss of $(330,748) or $(0.01) per share versus no activity for the same period last year.

For the six months ended February 28, 2005, the Company recognized no revenues, as compared to no revenues for the same period last year. Total operating expenses for the six months ended February 28, 2005 were $495,032 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the six months ended February 28, 2005, the Company generated a net loss of $(819,874) or $(0.03) per share versus no activity for the same period last year.

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


(iii) Liquidity and Capital Resources
-------------------------------------

In September 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $250,000 cash, 400,000 shares of Aztec common stock valued at $204,000, and the assumption of $265,000 in debt. Z2, LLC owns a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas.

In October 2004, Aztec borrowed $265,000 for the purchase of the 31.283% interest in Z2, LLC. The notes bear 10% interest, and mature one year from the issue date.

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


Dated:  March _, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                    Kenneth E. Lehrer
                                    Chief Financial Officer

Exhibit 32.1 - Chief Executive Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

/s/ Kirk N. Blackim
--------------------------
    Kirk N. Blackim
    President and Director


Date  March _, 2006
      -------------

Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending February 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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