Form 10QSB/A
period 2005-05-31
AZTEC OIL & GAS, INC.
filed 2006-04-13
CIK 789606

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

                                        Yes [  ] No [X]


                                EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed on December 15, 2005, we concluded that our unaudited interim financial statements in our Quarterly Report on Form 10-QSB for the quarterly period ended May 31, 2005, initially filed with the Securities and Exchange Commission on July 25, 2005 (the "original Form 10-QSB"), should be restated. The error primarily relates to an unrecorded loss from our investment in Z2. See note 5 to our interim financial statements for the detail of the restatement.

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................    3
          Balance Sheet (unaudited)............................    4
          Statements of Operations (unaudited).................    5
          Statements of Cash Flows (unaudited).................    6
          Notes to Financial Statements........................   7-9

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   10

Item 3.   Controls and Procedures..............................   17



PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   18

Item 2.   Changes in Securities and Use of Proceeds............   18

Item 3.   Defaults upon Senior Securities......................   18

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   18

Item 5.   Other Information.....................................  18

Item 6.   Exhibits and Reports on Form 8-K......................  19

Signatures......................................................  20

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 2005

ASSETS
                                                                (Restated)
                                                               ----------
Current Assets
  Cash                                                         $   59,954
  Note Receivable                                               1,528,070
                                                               ----------
      Total Current Assets                                      1,588,024
                                                               ----------
Oil and natural gas properties,
  successful efforts method of accounting
   Unproved properties - not being amortized,
     net of dry hole costs                                        118,266
                                                               ----------
Non-current Assets
  Investment in Z2                                                250,530
  Unamortized Loan Costs,
    Net of $82,719 Accumulated Amortization                        17,281
                                                               ----------
      Total Non-current Assets                                    267,811
                                                               ----------
TOTAL ASSETS                                                   $1,974,101
                                                               ==========

      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Notes Payable                                                $2,221,071
  Common Stock Payable                                            291,416
  Accounts Payable                                                151,356
  Accrued Interest                                                 42,056
                                                               ----------
      Total Current Liabilities                                 2,705,899

Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------
      Total Liabilities                                         2,955,899
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 27,186,150 shares issued and outstanding           27,186
  Additional Paid-in Capital                                    2,333,635
  Deficit Accumulated During the Development Stage             (3,342,719)
                                                               ----------
      Total Stockholders' Deficit                                (981,798)
                                                               ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $1,974,101
                                                               ==========


                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                     Inception
                          Three Months Ended    Nine Months Ended     Through
                                May 31,              May 31,          May 31,
                            2005     2004       2005        2004       2005
                         (Restated)          (Restated)             (Restated)
                        --------- ---------  ---------- ---------- -----------
General & Administrative$ 118,456 $       -  $  286,969 $        - $   350,197
Dry Hole Costs             17,175         -      17,175          -      17,175
Non-cash Compensation     182,450         -     386,800          -     473,800
Interest                   58,266         -     180,435          -     201,510
Impairment                      -         -           -          -   1,959,637
                        --------- ---------  ---------- ---------- -----------
  Total Operating Expenses(376,347)       -    (871,379)         -  (3,002,319)
                        --------- ---------  ---------- ---------- -----------

Partnership Loss          (54,494)        -    (468,470)         -    (468,470)
Interest Income            38,936         -     128,070          -     128,070
                        --------- ---------  ---------- ---------- -----------
  Total Non-operating loss(15,558)        -    (340,400)         -    (340,400)
                        --------- ---------  ---------- ---------- -----------
      NET LOSS          $(391,905)$       - $(1,211,779)$        - $(3,342,719)
                        ========= =========  ========== ========== ===========

Basic and diluted
 loss per share         $   (0.01) $   0.00  $    (0.05) $    0.00

Weighted average
 shares outstanding    27,072,150  22,107,84626,764,633 22,107,150


                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW


                                                                    Inception
                                            Nine Months Ended        Through
                                                 May 31,             May 31,
                                           2005         2004          2005
                                        (Restated)                 (Restated)
                                        ---------     ---------   -----------
Cash Flows Used in
   Operating Activities
  Net loss                            $(1,211,779)    $       -   $(3,342,719)
  Adjustments to Reconcile Net Income
   to Net Cash Used in
   Operating Activities:
    Partnership Loss                      468,470             -       468,470
    Stock Issued for Services             386,800             -       473,800
    Amortization                           77,514             -        77,514
    Dry Hole Costs                         17,175             -        17,175
    Impairment                                  -             -     1,959,637
  Changes in:
    Accrued Expense                        25,586             -        47,161
    Accounts Payable                      103,628             -       151,356
                                        ---------     ---------   -----------
  Net Cash Used in
    Operating Activities                 (132,606)            -      (147,606)
                                        ---------     ---------   -----------
Cash Flows Used in
Investing Activities
  Repayment of Loan to Z2, LLC            321,930             -       321,930
  Loan to Z2, LLC                               -             -    (1,850,000)
  Payment of Loan Payable Costs                 -             -      (100,000)
  Acquisition of oil and gas property    (135,441)            -      (135,441)
                                        ---------     ---------   -----------
  Net Cash Provided by (Used in)
   Investing Activities                   186,489             -    (1,763,511)
                                        ---------     ---------   -----------
Cash Flows Provided by
Financing Activities
  Note Payable to a Bank                  255,000             -     2,205,000
  Proceeds From Sales of
   Preferred Stock                              -             -        15,000
  Net Borrowing - Short Term               54,167             -        54,167
  Payment of Note                        (303,096)            -      (303,096)
                                        ---------     ---------   -----------
  Net Cash Provided by
   Financing Activities                     6,071             -     1,971,071
                                        ---------     ---------   -----------
Net Increase in Cash                       59,954             -        59,954

Cash at Beginning of Period                     -             -             -
                                        ---------     ---------   -----------
Cash at End of Period                   $  59,954     $       -   $    59,954
                                        =========     =========   ===========
Cash paid during the year for:
 Interest                               $ 139,750     $       -
 Tax                                            -             -

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

                                              Three Months   Nine Months
                                                  Ended         Ended
                                                 May 31        May 31
                                                  2005          2005
                                             -----------     ----------
Gross Sales                                      808,967      2,279,206
Hedge Income (Loss)                             (222,760)    (1,702,310)
                                             -----------     -----------

Net Sales                                        586,207        576,896

Gross Profit (Loss)                               64,621     (1,063,159)

Net Income (Loss)                               (174,197)    (1,497,523)

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RESTATEMENT

On December 14, 2005, we concluded that we should restate our unaudited interim financial statements as of May 31, 2005, for the three and nine months ended May 31, 2005 and for the period from January 24, 1986 (Inception) through May 31, 2005 to correct an error relating to our investment in Z2 and the income (loss) from the partnership, and to correct certain accrued payables. Aztec erroneously recorded that borrowed funds of $255,000 were used as an investment in Z2 LLC. These funds were used to reduce the debt incurred upon the purchase of Z2 LLC. This had the effect of reducing the investment in Z2 LLC and reducing short term notes payable.

Aztec also adjusted its share of earnings from the partnership. The company determined that it should reduce its share of partnership earnings by $65,372 and $728,728 for the three and nine months ended May 31, 2005. This change was the result of a loss due to a change in value of derivative financial instruments held by Z2, LLC that were not initially accounted for by Z2, LLC as required by SFAS No. 133.

In addition, Aztec accrued consulting fees of $99,750 and $119,750 for the three months and nine months ended May 31, 2005. The Company reversed certain accrued payables by $2,670 and $13,892 for the three months and nine month period.

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

The Company has not demonstrated a successful business plan. During the Quarter ended May 31, 2005, the Company experienced a net loss of $(391,095). As of May 31, 2005, the Company had an accumulated deficit of $(3,342,719). The Company expects that its operating expenses will increase as it defines its business strategy, especially in the areas of oil and gas lease acquisitions and/or drilling participations.

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

Aztec also announced that the company is participating in a drilling program in the South Deep Lake Field in Cameron Parish, Louisiana. Aztec's participation is a minority interest in drilling and completion of a single well with an approximate target depth of 19,000 feet.


Results of Operations
---------------------

For the three months ended May 31, 2005, the Company generated no revenues as compared to no revenues for the same period last year. Total operating expenses for the three months ended May 31, 2005 were $376,347 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the three months ended May 31, 2005, the Company experienced a net loss of $391,905 or $(0.01) per share versus no activity for the same period last year.

For the nine months ended May 31, 2005, the Company generated no revenues as compared to no revenues for the same period last year. Total operating expenses for the nine months ended May 31, 2005 were $871,379 as compared to no expenses for the same period last year. The Company was inactive for the same period last year. For the nine months ended May 31, 2005, the Company experienced a net loss of $(1,211,779) or $(0.05) per share versus no activity for the same period last year. The Company has a net loss of $(3,342,719) inception through May 31, 2005.

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

Market For Company's Common Stock
---------------------------------

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


Dated:  March _, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                    Kenneth E. Lehrer
                                    Chief Financial Officer

Exhibit 32.1 - Chief Executive Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

/s/ Kirk N. Blackim
--------------------------
    Kirk N. Blackim
    President and Director


Date  March _, 2006
      -------------

Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB/A for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth
D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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