Form 10KSB/A
period 2005-08-31
AZTEC OIL & GAS, INC.
filed 2006-04-13
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 Amendment No. 1 to
                                  FORM 10-KSB/A

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

                                             Yes  X    No ______
                                                 ---

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
                                             Yes _____ No  X_
                                                          ---

State the issuer's income for its most recent fiscal year (ending August 31,
2005):    $278

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of August 31, 2005: $14,870,538. (27,037,342 shares times $0.55)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class                           Outstanding as of December 13, 2005

Common Stock, $.001 par value               27,282,351

Transitional Small Business Disclosure Format (Check one):

                               Yes_____ No __X___


                                EXPLANATORY NOTE

As previously disclosed in our Current Report on Form 8-K filed on February 21, 2006, we concluded that certain parts of our audited financial statements in our Annual Report on Form 10-KSB for the year period ended August 31, 2005, initially filed with the Securities and Exchange Commission on December 15, 2005 (the "original Form 10-KSB"), should be restated. The error relates to an unrecorded loss from our investment in Z2. See note 10 to our annual financial statements for a discussion of the restatement.

This amendment Number 1 to our Annual Report on Form 10-KSB/A is being filed to amend and restate Items 6 and 7 and of Part II. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, each of the foregoing items has been amended or restated, in its entirety, and no attempt has been made to modify or update any other items or other disclosures presented in the Original Form 10-KSB except as required to reflect the effects of the restatement.

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

(ii) Results of Operations
--------------------------

For its fiscal year ending August 31, 2005, the Company has generated Net Oil and Gas Income of $278 as compared to no income for the same period last year. During fiscal year ending August 31, 2005, the Company experienced a net loss of $(1,665,648) or a loss (basic and diluted) per share of $(0.06) as compared to a net loss of $(166,303) or a loss (basic and diluted) per share of ($0.01) for the same period last year. The bulk of these expenses were for general and administrative costs of $287,036, share based compensation of $476,474, interest expense of $236,990.

On September 5, 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. In fiscal 2005, Aztec recorded partnership loss of approximately $719,000related to this investment. Since inception, the Company has experienced a net loss of $(3,796,588).

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

(iii) Liquidity and Capital Resources
-------------------------------------

As of August 31, 2005, the Company's current liabilities exceeded its current assets by $1,509,876. The Company had a cash balance of $60,531 and a note receivable of $143,430.

Monies loaned to Aztec in August 2004 were loaned to an independent entity, Z3, LLC. On September 15, 2004, a property was purchased (see Financial Note 3). This $1,850,000 was then transferred on September 15, 2004 by Z3, LLC to Z2, LLC for various purposes totally under the discretion and control of Z2 LLC.

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



Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

March 15, 2006

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                   (Restated)
                                 August 31, 2005

Current Assets
  Cash                                                         $   60,531
  Note Receivable                                                 143,708
                                                               ----------
      Total Current Assets                                        204,239
                                                               ----------
Oil and natural gas properties,
  successful efforts method of accounting
    Unproved properties - not being amortized,
      net of impairment and dry hole costs                        281,665
                                                               ----------
Non-current Assets
  Investment in Z2, using equity method                                 -
  Prepaid Costs                                                   103,676
                                                               ----------
                                                                      $  589,580
                                                               ==========
      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
  Notes Payable                                                $1,145,350
  Common Stock Payable                                            319,958
  Accounts Payable                                                210,117
  Accrued Interest                                                 38,690
                                                               ----------
      Total Current Liabilities                                 1,714,115
                                                               ----------
Long-term Liabilities
  Notes Payable                                                   250,000
                                                               ----------
      Total Liabilities                                         1,964,115
                                                               ----------
Stockholders' Deficit
  Preferred Stock, Series A, $.001 par value,
    100,000 shares authorized, issued and outstanding                 100
  Common Stock, $.001 par value, 100,000,000 shares
    authorized, 27,282,351 shares issued and outstanding           27,282
  Additional Paid in Capital                                    2,394,671
  Deficit Accumulated During the Development Stage             (3,796,588)
                                                               ----------
      Total Stockholders' Deficit                              (1,374,535)
                                                               ----------
                                                                      $  589,580
                                                               ==========

               See accompanying summary of accounting policies and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                       Inception
                                          Years Ended             Through
                                           August 31,            August 31,
                                      2005                          2005
                                   (Restated)        2004        (Restated)
                                   -----------     ---------    -----------
Oil and Gas Income                 $       301     $       -    $       301
Oil and Gas Expenses                       (23)            -            (23)
                                   -----------     ---------    -----------
  Net Oil and Gas Income                   278             -            278
                                   -----------     ---------    -----------
General & Administrative               287,034       149,728        437,262
Dry Hole Costs                          17,175             -         17,175
Share Based Compensation               476,474             -        476,474
Interest                               236,991        16,575        258,066
Amortization                            94,795             -         94,795
Impairment                                   -             -      1,959,637
                                   -----------     ---------    -----------
  Total Operating Expenses          (1,112,469)     (166,303)    (3,243,409)
                                   -----------     ---------    -----------
Partnership Loss                      (719,000)            -       (719,000)
Interest Income                        165,543             -        165,543
                                   -----------     ---------    -----------
  Total Loss                          (553,457)            -       (553,457)
                                   -----------     ---------    -----------

  NET LOSS                         $(1,665,648)   $ (166,303)   $(3,796,588)
                                   ===========    ==========    ============

Basic and diluted loss per share         $(.06)        $(.01)

Weighted average shares outstanding 26,898,796    22,343,646

               See accompanying summary of accounting policies and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                      Years Ended August 31, 2005 and 2004

                                                          Deficit
                                                        Accumulated
                                            Additional  During the
                         Preferred  Common     Paid In  Development
                            Stock     Stock    Capital     Stage       Totals
                         ------- ---------- ------------------------ ----------
Balances, August 31, 2003  $     - $  22,107 $1,937,430 $(1,964,637) $  (5,100)

Stock Issued for Services      50      2,400     84,550                 87,000

Stock Issued for Cash          50                14,950                 15,000

Net Loss                                                   (166,303)  (166,303)
                          ------- ---------- ---------- ------------  ---------
Balances, August 31, 2004     100     24,507  2,036,930  (2,130,940)   (69,403)

Stock Issued for Services       -      2,775    357,741           -    360,516

Net loss                                                 (1,665,648)(1,665,648)
                          ------- ---------- ---------- ------------ ----------
Balances,
August 31, 2005 (Restated)$   100 $   27,282 $2,394,671 $(3,796,588)$(1,374,535)
                          ======= ========== ========== =========== ===========

                           Preferred   Common
                                  Shares Shares
                           --------- ----------
Balances, August 31, 2003         -  22,107,150

Stock Issued for Services    50,000   2,400,000

Stock Issued for Cash        50,000           -
                           --------  ----------
Balances, August 31, 2004   100,000  24,507,150

Stock issued for services         -   2,775,201
                           --------  ----------
Balances,
August 31, 2005 (Restated)  100,000  27,282,351
                           ========  ==========

               See accompanying summary of accounting policies and notes to financial statements.

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                       Inception
                                                Years Ended          Through
                                                 August 31,         August 31,
                                              2005                     2005
                                           (Restated)     2004      (Restated)
                                           ----------   ---------  ------------
Cash Flows Used in Operating Activities
  Net loss                                 $(1,665,648) $(166,303) $(3,796,588)
  Adjustments to reconcile net income to net
    cash used in operating activities:
    Partnership Loss                           719,000          -      719,000
    Share Based Compensation                   476,474     87,000      563,474
    Amortization                                94,795          -       94,795
    Dry Hole Costs                              17,175          -       17,175
    Impairment                                       -          -    1,959,637
  Changes in:
    Accounts Receivable                        (12,586)         -      (12,586)
    Prepaid Expenses                           (22,075)         -      (22,075)
    Accounts Payable                            95,832     47,728      143,560
    Accrued Expenses                            22,220     16,575       43,795
                                            ----------  ---------  -----------
  Net Cash Used in Operating Activities       (274,813)   (15,000)    (289,813)
                                            ----------  ---------  -----------

Cash Flows Used in Investing Activities
  Loan to Z3, LLC                                    - (1,850,000)  (1,850,000)
  Repayment of Loan to Z3, LLC               1,718,878          -    1,718,878
  Payment of loan payable costs                      -   (100,000)    (100,000)
  Acquisition of Oil and Gas Property         (232,283)         -     (232,283)
  Prepaid Well Costs                           (81,601)         -      (81,601)
                                            ----------  ---------  -----------
  Net Cash Provided by (Used in)
   Investing Activities                      1,404,994 (1,950,000)    (545,006)
                                            ----------  ---------  -----------

Cash Flows Provided by Financing Activities
  Note Payable to a Bank                             -  1,950,000    1,950,000
  Repayment of Note Payable to Bank         (1,590,817)         -   (1,590,817)
  Proceeds from Notes Payable                  521,167          -      521,167
  Proceeds from sales of preferred stock             -     15,000       15,000
                                            ----------  ---------  -----------
  Net Cash Provided by (Used in)
   Financing Activities                     (1,069,650) 1,965,000      895,350
                                            ----------  ---------  -----------
Net increase in cash                            60,531          -       60,531
Cash at beginning of period                         -           -            -
                                            ----------  ---------  -----------
Cash at end of period                       $   60,531  $       -  $    60,531
                                            ==========  ========== ===========
Cash paid during the year for:
  Interest                                  $  188,500 $       -
  Taxes                                     $        -   $      -

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

                            AZTEC OIL & GAS, INC.
                 (formerly Aztec Communications Group, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INVESTMENT IN Z2

On September 5, 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for $515,000 in notes payable and 400,000 shares of Aztec common stock valued at $204,000. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. In fiscal 2005, Aztec recorded partnership loss of $719,000 related to this investment.

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

NOTE 5 - INCOME TAXES

Income taxes are not due since Aztec has had losses since inception. Since the change in control in 2003, Aztec has had about $1,253,000 in net operating losses, which expire in fiscal years starting in 2024.

The components of deferred taxes are as follows:

            Deferred tax assets
              Net operating loss carryforwards        $  426,000
            Less:  valuation allowance                  (426,000)
                                                      ----------
            Current net deferred tax assets           $        0
                                                      ==========

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

NOTE 8 - SIGNIFICANT EQUITY INVESTMENT

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company's share of Z2 LLC is 31.283%. The partnership's information is presented below:
                                                  Years Ended
                                                   August 31,
                                               2005
                                            (Restated) 2004
                                           ------------  ----------
Gross Sales                                $ 2,964,833            -
Hedge Loss                                  (3,387,350)           -
                                           ----------    ----------

Net Sales                                     (422,517)           -

Gross Profit                                (2,610,644)           -

Net Income (Loss)                           (3,134,761)           -

Aztec's share of the loss from Z2 LLC exceeded the company's investment in Z2 LLC by approximately $261,000. The investment was reduced to zero, and the excess loss was not recognized. If Z2 LLC reports net income in the future, the company will increase its investment only after its share of income exceeds the loss not recognize.

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



NOTE 10 - RESTATEMENT

On February 17, 2006, we concluded that we should restate our audited financial statements as of August 31, 2005, for the year ended August 31, 2005 and period from January 24, 1986 (Inception) through August 31, 2005 to correct an error relating to our investment in Z2 LLC relative to the amount of equity method income (loss) from the partnership previously recognized. The error relates to Z2 LLC's incorrect accounting for certain derivative financial instruments to which it was a party during the years ended August 31, 2005. Upon identification of these derivative financial instruments, it was determined that Z2, LLC needed to recognize a derivative liability pursuant to SFAS No. 133. As a result of this correction by Z2 LLC, Aztec had to correct its accounting for its equity method investment in Z2 LLC for the effects of the expense associated with Z2 LLC's recognition of the derivative liability. The effect was to reduce the investment in partnership and partnership earnings for the year by $719,000 to zero.

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

Prior, he was a founder and developed the strategic plan for a $10 million private equity raise with Alex Brown that led to the merger of Matrix Telecom and DNS Communications (Dallas, TX) creating a formidable competitor in the industry. He served as chief operating officer and chief financial officer-- including management of the finance, legal, accounting, human resources, information services and insurance departments--from 1993 to 1995.

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

Date:  March _, 2006             By:  /s/ Danyel Owens
       -------------             ----------------------------
                                          Danyel Owens
                                          Secretary

Exhibit 31.1 -- Chief Executive Officer Certification  (Section 302)

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kirk N. Blackim, certify that:

     1. I have reviewed this amended annual report on Form 10-KSB/A of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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
                                    Kirk N. Blackim
                                    President and Director

Exhibit 31.2 -- Chief Financial Officer Certification  (Section 302)

                   CERTIFICATION OF CHIEF FINANCIAL OFFICER

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


                                  CERTIFICATION

I, Kenneth E. Lehrer, certify that:

1. I have reviewed this amended annual report on Form 10-KSB/A of Aztec Oil & Gas, Inc.;

     2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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


Dated:  March _, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                    Kenneth E. Lehrer
                                    Chief Financial Officer

Exhibit 32.1 - Chief Executive Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Annual Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-KSB/A for the period ending August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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

/s/ Kirk N. Blackim
--------------------------
    Kirk N. Blackim
    President and Director


Date  March _, 2006
      -------------

Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Amended Annual Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-KSB/A for the period ending August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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