Form 10QSB
period 2006-02-28
AZTEC OIL & GAS, INC.
filed 2006-04-19
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2006.
-----------------------------------------------------------------------------

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

As of April 14, 2006, the registrant's outstanding common stock consisted of 28,248,378 shares of common stock outstanding and 100,000 shares of preferred stock outstanding.

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

                                        2








PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS



                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                            February 28,                August 31,
                                                                2006                       2005
                                                             -----------                -----------
ASSETS
Current Assets
  Cash                                                       $   34,593                     $60,531
  Note receivable                                             1,530,404                     143,708
  Interest receivable                                             1,677                           -
                                                             ----------                  ----------
     Total Current Assets                                     1,566,674                     204,239
                                                             ----------                  ----------
Oil and natural gas properties,
  successful efforts method of accounting
    Unproved properties - not being amortized,
      net of impairment and dry hole costs                      372,413                     281,665
                                                             ----------                  ----------
Non-current Assets
  Prepaid costs                                                 117,150                     103,676
                                                             ----------                  ----------

TOTAL ASSETS                                                 $2,056,237                  $  589,580
                                                             ==========                  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Notes payable                                              $1,217,350                  $1,145,350
  Common stock payable                                          318,836                     319,958
  Accounts payable                                              309,771                     210,117
  Accrued interest                                               44,863                      38,690
                                                             ----------                  ----------
     Total current liabilities                                1,890,820                   1,714,115
                                                             ----------                  ----------

Long-term Liabilities
  Notes Payable                                                       -                     250,000
                                                             ----------                  ----------

     Total Liabilities                                        1,890,820                   1,964,115
                                                             ----------                  ----------
Stockholders' Equity (Deficit)
  Preferred stock, Series A, $.001 par value,
    100,000 shares authorized,
    issued and outstanding                                          100                         100
  Common stock, $.001 par value,
    100,000,000 shares authorized, 28,248,378
    and 27,282,351 shares issued and
    outstanding, respectively                                    28,248                      27,282
  Additional paid-in capital                                  2,826,150                   2,394,671
  Deficit Accumulated during the
    Development Stage                                        (2,689,081)                 (3,796,588)
                                                             ----------                  ----------
     Total Stockholders' Equity (Deficit)                       165,417                  (1,374,535)
                                                             ----------                  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $2,056,237                  $  589,580
                                                             ==========                  ==========

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS


                                                                  Inception
                      Three Months Ended      Six Months Ended     Through
                          February 28,         February 28,      February 28,
                           2006      2005      2006       2005       2006
                                  (Restated)            (Restated)
                        --------- ---------- ---------- ---------- ----------

Oil and Gas Income          2,134          -      3,346          -      3,647
Oil and Gas Expenses       (3,244)         -     (4,599)         -     (4,622)
                        --------- ---------- ---------- ---------- ----------
  Net Oil and Gas
     Income (Loss)         (1,110)         -     (1,253)         -       (975)

General &
   Administrative       $ 115,861 $  110,197 $  231,737 $  168,513 $  576,795
Dry Hole Costs                  -          -          -          -     17,175
Share Based Compensation   82,500    130,100    160,034    204,350    723,508
Interest                   29,791     58,774     62,163    122,169    320,229
Amortization                    -          -          -          -    100,000
Impairment                      -          -          -          -  1,959,637
                        --------- ---------- ---------- ---------- ----------
  Total Expenses         (228,152)  (299,071)  (453,934)  (495,032)(3,697,344)
                        --------- ---------- ---------- ---------- ----------

Partnership Income (Loss)(202,207)   (89,299)   213,660   (413,976)  (505,339)
Gain on Sale of Assets  1,341,744          -  1,341,744          -  1,341,744
Interest Income             1,677     57,622      7,290     89,134    172,833
                        --------- ---------- ---------- ---------- ----------
  Total Non-operating
    Loss                1,141,214    (31,677) 1,562,694   (324,842) 1,009,238
                        --------- ---------- ---------- ---------- ----------
   NET INCOME (LOSS)    $ 911,952 $ (330,748) 1,107,507 $(819,874)$(2,689,081)
                        ========= ========== ========== ========= ===========

Basic Income
 (Loss) per Share      $     0.01 $   (0.01) $     0.04 $   (0.03)

Weighted Average
 Shares Outstanding    27,702,804 27,046,661 27,548,608 26,617,680

Diluted Income
  per share            $     0.02             $     0.03
Diluted Weighted Average
  Shares Outstanding   41,248,378             40,548,608

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOW

                                                                                                      Inception
                                                                 Six Months Ended                      Through
                                                                   February 28,                     February 28,
                                                              2006                2005                  2006
                                                                               (Restated)
                                                             ----------         ----------              -----------
Cash Flows Used in Operating Activities
  Net income (loss)                                          $1,107,507         $ (819,874)             $(2,689,081)
  Adjustments to Reconcile Net Income
   (Loss)to Net Cash Used in
   Operating Activities:
    Partnership (Income) Loss                                  (213,660)           413,976                  505,339
    Share Based Compensation                                    160,034            204,350                  723,508
    Amortization                                                 49,590            100,000
    Gain (Loss) on Sale of Assets                            (1,341,744)                 -               (1,341,744)
    Dry Hole Costs                                                    -                  -                   17,175
    Impairment                                                        -                  -                1,959,637
  Changes in:
    Interest Receivable                                          (1,677)                 -                   (1,677)
    Prepaid Expenses                                              7,077                  -                  (15,000)
    Accrued Expense                                              27,462             16,069                   44,863
    Accounts Payable                                             99,653             40,599                  251,819
                                                              ---------         ----------              -----------
  Net Cash Used in Operating Activities                        (155,348)           (95,290)                (445,161)
                                                              ---------         ----------              -----------
Cash Flows Used in Investing Activities
  Loan to Z3, LLC                                                     -                  -               (1,850,000)
  Repayment of Loan to Z3, LLC                                  143,708            160,866                1,862,586
  Payment of Loan Payable Costs                                       -                  -                 (100,000)
  Proceeds for Sale of Assets                                    25,000                  -                   25,000
  Acquisition of Oil and Gas Properties                         (90,749)                 -                 (323,032)
  Prepaid Well Costs                                            (20,549)                 -                 (102,150)
                                                              ---------         ----------              -----------
  Net Cash Provided by (Used in)
   Investing Activities                                          57,410            160,866                 (487,596)
                                                              ---------         ----------              -----------
Cash Flows Provided by Financing Activities
  Note Payable to a bank                                              -            255,000                1,950,000
  Repayment of Note Payable to Bank                                   -           (303,096)              (1,590,817)
  Proceeds from Notes Payable                                    72,000                  -                  593,167
  Proceeds from Sales of
   Preferred Stock                                                    -                  -                   15,000
                                                              ---------         ----------              -----------
  Net Cash Provided by (used in)
   Financing Activities                                          72,000            (48,096)                 967,350
                                                              ---------         ----------              -----------
Net Increase (Decrease) in Cash                                 (25,938)            17,480                   34,593
Cash at Beginning of Period                                      60,531                  -                        -
                                                              ---------         ----------              -----------
Cash at End of Period                                         $  34,593         $   17,480              $    34,593
                                                              =========         ==========              ===========

Cash paid during the year for:
   Interest                                                   $  11,317          $  91,000
   Tax                                                        $       -          $       -

                              AZTEC OIL & GAS, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc. ("Aztec"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec's
Annual Report filed with the SEC on Form 10-KSB/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the Form 10-KSB have been omitted.

NOTE 2 - STOCK OPTIONS

Aztec issues stock as compensation to directors and outside consultants for services rendered. These shares are recorded at the fair value of the stock as measured on the date or dates the services were rendered.

Aztec adopted the disclosure requirements of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (FAS No. 123) and FAS No. 148 with respect to pro forma disclosure of compensation expense for options issued. For purposes of the pro forma disclosures, the fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model.

Aztec applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized in Aztec financial statements for stock options under any of the stock plans which on the date of grant the exercise price per share was equal to or exceeded the fair value per share. However, compensation cost has been recognized for warrants and options granted to non-employees for services provided. The following table illustrates the effect on net income (loss) and net income (loss) per share if Aztec had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

NOTE 2 - STOCK OPTIONS (continued)

                                                                     Six Months
                                                                       Ended
                                                                    February 28
                                                                        2005
                                                                      ---------
           Net income as reported                                    $1,107,507
           Add:      stock based compensation
                     determined under intrinsic
                     value-based method                                       -

           Less:     stock based compensation
                     determined under fair value-
                     based method                                   $ (286,290)
                                                                    -----------
           Pro forma net loss                                        $  821,217
                                                                    ===========
           Basic net income per common share:
                     As reported                                     $     0.04
                     Pro forma                                       $     0.03

           Basic diluted net income per common share:
                     As reported                                     $     0.03
                     Pro forma                                       $     0.02

NOTE 3 - INVESTMENT

On February 23, 2006, the Company sold its interest in Z2, LLC for $1,555,404. The sales agreement provides for $25,000 to be paid at time of signing, and a note receivable. The note is for $1,561,000 with no stated interest rate. Interest on the note is imputed at 8% per annum. The terms of the note require payments of $75,000 on the 17th of each month for three months, with a balloon payment on May 31st. The note provides for a discount if payments are made before the required dates.


NOTE 4 - EQUITY

During the quarter ended February 28, 2006, Aztec issued 495,535 shares of common stock valued at $82,498 for consulting services.

In addition, the company issued 271,289 shares valued at $271,289 to reduce long term debt and the accrued interest on the debt.

Note 5 - SIGNIFICANT EQUITY INVESTMENT

Aztec's investment in the partnership Z2 LLC constituted a significant portion of its assets. The company's share of Z2 LLC is 31.283%.

                                             Three Months  Six Months
                                                Ended         Ended
                                             February 28   February 28
                                                2006          2006
                                              ----------  ----------
Gross Sales                                      902,295   1,731,338
Hedge Income (Loss)                             (737,993) (1,338,813)
                                              ----------  ----------
Net Sales                                        164,302   3,070,151

Gross Profit (Loss)                             (341,974)  2,165,694

Net Income (Loss)                               (646,378)  1,522,371


During the six month's ended February 28, Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased the company's basis in Z2 LLC

Note 6 - OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fall into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 7 - SUBSEQUENT EVENTS

In March 2006, Aztec issued 129,034 shares of common stock valued at $18,600 for consulting services.

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

The Registrant has, effective February 23, 2006, sold its 31.283% membership unit interest in Z2, LLC, a Florida limited liability company. Z2, LLC owns a 100% working interest in the Big Foot oil field in Texas. Under the terms of the Agreement, the Registrant sold its 31.283% membership unit interest in Z2, LLC for $1,555,404 to Zeus, LLC, the majority interest holder in Z2, LLC. The Registrant agreed, as part of the sale, to a short-term installment financing whereby Zeus made a $25,000 down payment and is obligated to make installment payments of $75,000 per month beginning in March, 2006 with the full amount of the purchase price to be determined and paid no later than May 31, 2006. Registrant holds the interest sold to Zeus, along with other material assets of Zeus and other Zeus affiliated entities, as collateral for this short-term installment financing.

The transaction is the result of an unsolicited offer by Zeus to purchase Registrant's 31.283% membership unit interest in order to resolve various disputes that had arisen between Registrant and Z2, LLC et al. The transaction is subject to a confidentiality/non-disclosure agreement between the Registrant and Zeus which was required by Zeus as part of the agreement to purchase.

The Company participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec is participating as a minority interest holder in the drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones, are deemed to be productive and are awaiting pipeline and plant hookup. The Deep Lake field has already produced in excess of one trillion cubic feet of gas to date.

The Company participated in a minority participation in the McCoy No. 2 well in the Barnett Shale play north of Fort Worth, Texas. The McCoy No. 2 well has recently been completed and is in the "flow-back" process after completion of stimulation procedures. The operator of the well reported present oil production of approximately 130 barrels of oil per day and good gas presence with approximately 70% of the treatment fluid recovered to date. The operator anticipates complete fluid recovery and analysis of production capability over the next 45 days. Strong oil and gas production is projected from this well. McCoy No. 2 is Aztec's first well in Aztec's efforts to participate in the exploitation of oil and gas reserves in the Barnett Shale play. Under the terms of the participation agreement with Rife Energy Operating, Inc., the operator, Aztec Oil & Gas acquired a minority working interest in the drilling and completion of McCoy No. 2.

The Company participated in a minority participation interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. Drilling of the first well has already been completed. According to initial projections from the operator, the well was drilled to about 3,500 feet and is expected to produce natural gas from several regionally producing sandstone formations. The operator is in the process of performing completion work on the well.


Results of Operations
---------------------

For the six months ended February 28, 2006, the Company oil and gas income of $3,346 as compared to no revenues for the same period last year. Oil and Gas Expenses were $(4,599) for the period, which resulted in a net Oil and Gas Income (Loss) of $(1,253). Total operating expenses for the six months ended February 28, 2006 were $453,934 as compared to $495,032 for the same period last year. For the six months ended February 28, 2006, the Company generated partnership income $213,660, as compared to $(413,976) for the same period last year. For the six month ended February 28, 2006 the company had a gain on sale of assets of $1,341,744. For the six months ended February 28, 2006, total net income was $1,107,507 or $0.04 per share, as compared to a net loss of $(819,874) or $(0.03) for the same period last year.

Results of operations for the interim periods are not indicative of annual results.

Previously, Aztec concluded that the Company needed to restate its unaudited interim financial statements for the three months ended November 30, 2004, for the three and six-months ended February 28, 2005 and for the three and nine-months ended May 31, 2005, and twelve month period ending August 31, 2005, previously filed with the Securities and Exchange Commission, to correct misstatements relating to the accounting for our equity method investment in Z2, LLC and the accounting for certain consulting contract expenses. On April 13, 2006, Aztec filed restated financial statements for these periods to correct these restatements.

This Quarterly Report properly reflects all year-to-date adjustments relating to the restatements discussed above.

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

In November 2005, Aztec issued 15,686 shares of common stock valued at $5,333 for services as director of Aztec.

In December 2005, Aztec issued 95,640 shares of common stock valued at $17,100 for consulting services.

During the quarter ended February 28, 2006, Aztec issued 495,535 shares of common stock valued at $82,498 for consulting services.

In addition, the company issued 271,289 shares valued at $271,289 to reduce long term debt and the accrued interest on the debt.

In February 2006, Aztec issued 129,034 shares of common stock valued at $18,600 for consulting services.

At quarter end, Aztec had three consultants who are paid $17,100 in stock on a monthly basis. For one consultant, the number of shares is determined using an average closing price of the last five days each month. For the other consultant, the number of shares is determined by using the average value of the shares traded during the month.

At quarter end, Aztec had two directors who are paid $13,000 in stock on a quarterly basis. The number of shares is determined by using the average value of the shares traded during the month.

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

                       PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, Aztec is not a party to any material legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

During the quarter ended February 28, 2006, Aztec issued 495,535 shares of common stock valued at $82,498 for consulting services.

In addition, the company issued 271,289 shares valued at $271,289 to reduce long term debt and the accrued interest on the debt.

In March 2006, Aztec issued 129,034 shares of common stock valued at $18,600 for consulting services.


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

(b) Reports on Form 8-K, during the Quarter ended February 28, 2006.

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

The Company filed a Current Report on December 28, 2006, pursuant to
Item 1.01 ("Entry into a Material Definitive Agreement") and Item 2.01 ("Completion of Acquisition or Disposition of Assets").

The Company filed an amended Current Report on January 4, 2006, pursuant to Item
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") and Item 9.01 ("Exhibit").

Subsequent Form 8-K Filings:

The Company filed an amended Current Report on March 14, 2006, pursuant to Item
4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") and Item 9.01 ("Exhibit") entitled "Letter from Malone & Bailey, PC to Securities and
Exchange Commission."

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


Dated:  Apr. 19, 2006                 By /s/  Kirk N. Blackim
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

Dated:  Apr. 19, 2006                 By:  /s/ Kirk N. Blackim
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


Dated:  Apr. 19, 2006      By:  /s/ Kirk N. Blackim
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


Dated:  Apr. 19, 2006      By:  /s/ Kenneth E. Lehrer
        -------------      -----------------------------------
                                     Kenneth E. Lehrer
                                     Chief Financial Officer


Exhibit 32.1 - President and Director Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kirk N. Blackim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


Date  Apr. 19, 2006
      -------------



Exhibit 32.2 - Chief Financial Officer Certification (Section 906)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the "Company") on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"). I, Kenneth
D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

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


Date  Apr. 19, 2006
      -------------