Form 10QSB
period 2006-07-24
AZTEC OIL & GAS, INC.
filed 2006-07-24
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ Quarterly Report under Section 13 or 15(d) of the Securities

Exchange Act of 1934

For the quarterly period ended May 31, 2006.

☐ Transition Report under Section 13 or 15(d)of the Exchange Act For the

Transition Period from ________ to ___________

Commission File Number: 000-32015

Aztec Oil & Gas, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

90-0251902

(I.R.S. Employer Identification No.)

______________

One Riverway, Suite 1700, Houston, Texas 77056

(Address of principal executive offices)

Issuers telephone number: (713) 840-6444

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common e2uity, as of the latest practicable date:

As of May 31, 2006, the issuer had shares of common stock outstanding and 100,000 shares of preferred stock outstanding.

Transitional Small Business Disclosure Format (check one)

Yes ☐ No ☒

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Balance Sheet (unaudited)	4
Statements of Operations (unaudited)	5
Statements of Cash Flows (unaudited)	6
Notes to Financial Statements	7-8

Item 2. Management’s Discussion and Analysis of Plan of Operation	9

Item 3. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 2. Changes in Securities and Use of Proceeds	16

Item 3. Defaults upon Senior Securities	16

Item 4. Submission of Matters to a Vote of Security Holders	16

Item 5. Exhibits and Reports on Form 8-K	17

Signatures	18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.

(A Development Stage Company)

BALANCE SHEET

May 31,	August 31,
2006	2005
-----------	------------

ASSETS

Current Assets
Cash	$985,045	$ 60,531
Accounts Receivable	109	143,708
_______	_______
Total Current Assets	985,154	204,239
________	_______

Oil and natural gas properties,

  successful efforts method of accounting

Unproved properties - not currently amortized,
net of impairment and dry hole costs	301,377	281,665
	______	______

Non-current Assets

Prepaid Costs	7,500	103,676
______	______
TOTAL ASSETS	$1,294,031	$589,580
=======	======

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Notes payable	$ 884,767	$1,145,350
Common stock payable	318,836	319,958
Accounts payable	273,042	210,117
Accrued interest	25,981	38,690
______	______
Total current liabilities	1,502,626	1,714,115

Long-term Liabilities
Notes Payable	-	250,000
--------------	------------
Total Liabilities	1,502,626	1,964,115
-------------	------------

Stockholders’ Deficit

  Preferred stock, Series A, $.001 par value, 100,000 shares

Authorized, issued and outstanding respectively	100	100

  Common stock, $.001 par value, 100,000,000 shares

authorized, 28,638,265 and 27,282,351 shares issued and
outstanding, respectively	28,638	27,282
Additional paid-in capital	2,887,060	2,394,671
Deficit accumulated during the development stage	(3,124,393)	(3,796,588)
_______	_______
Total Stockholders’ Deficit	(208,595)	(1,374,535)
_______	_______
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,294,031	$ 589,580
========	========

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

Inception
Three Months Ended		Nine Months Ended		Through
	May 31,		May 31,	May 31,
2006	2005	2006	2005	2006
	(Restated)		(Restated)
--------------	--------------	--------------	--------------	--------------

Oil and Gas Income	$1,154	$-	$4,500	$-	$4,801
Oil and Gas Expenses	(3,913)	-	(8,512)	-	(8,535)
--------------	--------------		--------------	--------------	---------------

  Net Oil and Gas

Income (Loss)	(2,759)	-	(4,012)	-	(3,734)

General & Administrative	156,250	300,906	548,021	673,769	1,456,553
Dry Hole Costs	181,778	17,175	181,778	17,175	198,953
Interest	32,602	58,266	94,765	180,435	352,831
Amortization	-	-	-	-	100,000
Impairment	-	-	-	-	1,959,637
--------------	--------------	--------------	--------------	--------------
Total Expenses	(370,630)	(376,347)	(824,564)	(871,379)	(4,067,974)
--------------	--------------	--------------	--------------	--------------

Partnership Income (Loss)	-	(54,494)	213,660	(468,470)	(505,339)
Gain on Sale of Assets	-	-	1,341,744	-	1,341,744
Discount on Note Receivable	(78,046)	-	(78,046)	-	(78,046)
Interest Income	16,123	38,936	23,413	128,070	188,956
--------------		--------------	--------------	--------------	--------------

  Total Non-operating

Income (Loss)	(61,923)	(15,558)	1,500,771	(340,400)	947,315
--------------	--------------	--------------	--------------	--------------

NET INCOME (LOSS)	$ (435,312)	$(391,905)	$ 672,195	$(1,211,779)	$(3,124,393)
=========		========	========	=========	=========

Basic Income

(Loss) per Share	$(0.02)	$(0.01)	$0.02	$(0.05)

Weighted Average

Shares Outstanding	28,458,196	27,072,150	27,855,136	26,764,633

Diluted Income per share	$0.02

Diluted Weighted Average

Shares Outstanding	40,855,136

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOW

Nine Months Ended		Inception
	May 31,	Through,
2006	2005	May 31
	(Restated)	2006
---------------	----------------	----------------

Cash Flows Used in

Operating Activities
Net Income (Loss)	$672,195	$ (1,211,779)	$(3,124,393)

  Adjustments to Reconcile Net Income

to Net Cash Used in
Operating Activities:
Partnership (Income) Loss	(213,660)	468,470	505,340
Share Based Compensation	221,334	386,800	784,808
Amortization	-	77,514	100,000
Gain on Sale of Assets	(1,341,744)	-	(1,341,744)
Dry Hole Costs	181,778	17,175	198,953
Discount on Note Receivable	78,046	-	78,046
Impairment	-	-	1,959,637

  Changes in:

Accounts Receivable	(109)	-		(12,695)
Prepaid Expenses	(5,974)		-	(33,254)
Accounts Payable	62,925	103,628		206,485
Accrued Expenses	8,580	25,586		52,375
--------------	------	--------	--------------
Net Cash Used in Operating Activities	(336,629)	(132,606)		(626,442)
-------------	--------------		---	-----------

Cash Flows Used in

Investing Activities

Loan to Z3, LLC	-	-	(1,850,000)
Repayment of Loan to Z3, LLC	143,708	321,930	1,862,586
Payment of Zeus LLC note receivable	1,452,358	-	1,452,358
Payment of Loan Payable Costs	(332,583)	-	(432,583)
Proceeds for Sale of Assets	25,000	-	25,000
Acquisition of Oil and Gas Properties	(99,340)	(135,441)	(331,623)
Prepaid Well Costs	-	-	(81,601)
--------------	--------------	--------------

  Net Cash Provided by (Used in)

Investing Activities	1,189,143	186,489	644,137
--------------	--------------	--------------

Cash Flows Provided by

Financing Activities

Note Payable to a bank	-	255,000	1,950,000
Net Borrowing – Short Term	-	54,167	-
Repayment of Note Payable to Bank	-	(303,096)	(1,590,817)
Repayment of Short Term Notes		-
Proceeds from Notes Payable	72,000	-	593,167

  Proceeds from Sales of

Preferred Stock	-	-	15,000
--------------	--------------	--------------

  Net Cash Provided by (Used in)

Financing Activities	72,000	6,071	967,350
--------------	--------------		--------------
Net Increase (Decrease) in Cash	924,514	59,954	985,045

Cash at Beginning of Period	60,531	-	-
--------------	--------------	--------------
Cash at End of Period	$ 985,045	$59,954	$985,045
=========	=========	===========

Cash paid during the year for:	Interest	$ 94,765	$ 139,750
Tax		$-	$-

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc. (“Aztec”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2005 as reported in the form 10-KSB have been omitted.

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

On February 23, 2006, the Company sold its interest in Z2, LLC for $1,555,404. The sales agreement provides for $25,000 to be paid at time of signing, and a note receivable. The note is for $1,561,000 with no stated interest rate. Interest on the note is imputed at 8% per annum. The terms of the note require payments of $75,000 on the 17th of each month for three months, with a balloon payment on May 31st. The note provides for a discount if payments are made before the required dates. On April 29th, the note was fully paid. The discount for early payment was $78,046.

NOTE 3 - EQUITY

During the quarter ended May 31, 2006, Aztec issued 389,887 shares of common stock valued at $61,300 for consulting services and directors’ fees.

NOTE 4 - SIGNIFICANT EQUITY INVESTMENT

Aztec’s investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company’s share of Z2 LLC is 31.283%. Selected information is as follows:

Three Months	Nine Months
Ended	Ended
May 31	May 31
2006	2006

Gross Sales	-	1,731,338
Hedge Income (Loss)	-	(1,338,813)

Net Sales	-	3,070,151

Gross Profit	-	2,165,694

Net Income	-	1,522,371

During the nine month’s ended May 31, Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased the company's basis in Z2 LLC.

NOTE 5 – OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fall into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 6 - SUBSEQUENT EVENTS

In June 2006, Aztec issued 106,707 shares of common stock valued at $18,020 for services rendered.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Aztec’s business plan calls for purchasing interests in producing oil and gas properties with undrilled reserves. Aztec’s growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

The Company has a limited operating history with oil and gas properties, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of May 31, 2006, the Company had an accumulated deficit of $(3,124,393). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

Thus, the Company will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

Recent Event

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

The drilling cost for this first well, is expected to cost approximately $3 million. It is anticipated that this well will require drilling to a vertical depth of approximately 14,000 feet. The second well is planned to be drilled to an approximate vertical depth of 13,200 feet. According the program’s operator and several consulting geologists, both well sites are targeted at formations that are considered to contain very high volumes of natural gas plus some condensate.

Results of Operations

For the three months ended May 31, 2006, the Company recognized partnership income of $0 and interest income of $16,123 as compared to partnership loss of $(54,494) and $38,936 interest income for the same period last year. For the three months ended May 31, 2006, the Company oil and gas income of $1,154 as compared to no revenues for the same period last year. Oil and Gas Expenses were $(3,913) for the three month period, which resulted in a net Oil and Gas Loss of $(2,759). Total operating expenses for the three months ended May 31, 2006 were $370,630 as compared to $376,347 for the same period last year. Other expenses included a $78,046 debt discount given for early payment received on debt.

For the nine months ended May 31, 2006, the Company recognized partnership income of $213,660 and interest income of $23,413 as compared to partnership loss of $(468,470) and $128,070 interest income for the same period last year. For the nine months ended May 31, 2006, the Company oil and gas income of $4,500 as compared to no revenues for the same period last year. Oil and Gas Expenses were $(8,512) for the nine month period, which resulted in a net Oil and Gas Loss of $(4,012). Total operating expenses for the nine months ended May 31, 2006 were $824,564 as compared to $871,379 for the same period last year.

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

On February 23, 2006, the Company sold its interest in Z2, LLC for $1,555,404. The sales agreement provides for $25,000 to be paid at time of signing, and a note receivable. The note is for $1,561,000 with no stated interest rate. Interest on the note is imputed at 8% per annum. The terms of the note require payments of $75,000 on the 17th of each month for three months, with a balloon payment on May 31st. The note provides for a discount if payments are made before the required dates. On April 29th, the note was paid. The discount for early payment was $78,046.

The Company believes it has enough monies to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially.

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company’s directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Liquidity and Capital Resources

The Registrant entered into a Term Credit Agreement on August 12, 2004 with Hong Kong League Central Credit Union, whereby the Registrant borrowed $1,950,000 (USD) which is payable in full on June 30, 2006 This loan is subject to a ten percent per annum interest rate. The Registrant paid $100,000 origination fee for this loan, the Registrant in turn loaned $1,850,000 to Z2, LLC which owns 100 percent of the working interest in the Big Foot Oil Field, in Texas. The loan to Z2, LLC is guaranteed and secured by 51% of the share ownership in Z2, LLC. This loan agreement was contingent in acquiring a 31.283% membership unit interest in Z2, LLC by the Registrant. On April 29, 2006 Z2 LLC repaid the loan in full.

In September 2005, Aztec issued 83,258 shares of common stock valued at $38,000 for consulting services.

In October 2005, Aztec issued 46,782 shares of common stock valued at $17,000 for consulting services.

In November 2005, Aztec issued 51,471 shares of common stock valued at $17,100 for consulting services.

In November 2005, Aztec issued 15,686 shares of common stock valued at $5,333 for services as director of Aztec.

In December 2005, Aztec issued 95,640 shares of common stock valued at $17,100 for consulting services.

During the quarter ended February 28, 2006, Aztec issued 495,545 shares of common stock valued at $82,498 for consulting services.

During the quarter ended May 31, 2006 Aztec issued 389,887 shares of common stock valued at $61,300 for consulting services and directors’ fees.

At quarter end Aztec has three consultants who are paid $16,100 in stock on a monthly basis. For one consultant, the number of shares is determined using an average closing price of the last five days each month, For the other consultants, the number of shares is determined by using the average value of the shares traded during the month.

At quarter end, Aztec had two directors who are paid $13,000 in stock on a quarterly basis. The number of shares is determined by using the average value of the shares traded during the month.

The Company has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company’s financial resources sufficiently to generate volume for the Company.

The Company does not have any preliminary agreements or understandings between the company and its officers and directors with respect to loans or financing to operate the company.

Market For Company’s Common Stock

(i) Market Information

The Company’s Common Stock is traded on the OTC Bulletin Board under the symbol “AZGS.” There has been sporadic trading activity in the Common Stock. There are no assurances trading activity will take place in the future for the Company’s Common Stock.

(a) There are currently 6,200,000 warrants for shares of Common Stock which are subject to conversion on a one-to-one basis. These are five year warrants, which include piggyback registration rights on the underlying stock, with an exercise price of to be mutually determined by the Board of Directors and Warrant Holder(s), the exercise date is not sooner than one year and not later than five years, ending April, 2009. There are no outstanding options to purchase, or securities convertible into, the Company’s common stock.

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

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Company’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute “forward-looking statements.” These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as “believes,” “anticipates,” “expects,” “estimates,” “plans,” “may,” “will,” or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company’s financial condition or results of operations for its limited history; (ii) the Company’s business and growth strategies; and, (iii) the Company’s financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company’s limited operating history, dependence on continued growth in the irrigation industry, potential fluctuations in quarterly operating results and expenses, government regulation dealing with irrigation systems, technological change and competition.

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

Item 3. Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2. Changes in Securities and Use of Proceeds

In March 2006, Aztec issued 107,727 shares of common stock valued at $16,100 to consultants for services.

In April 2006, Aztec issued 110,982 shares of common stock valued at $16,100 to consultants for services.

In May 2006, Aztec issued 94,707 shares of common stock valued at $16,100 to consultants for services.

In May 2006, Aztec issued 76,471 shares of common stock valued at $13,000 to directors for services.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

During the quarter ended, no matters were submitted to the Company’s security holders.

ITEM 5. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit

Number	Title of Document

31.1 Certifications of the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of President and Director pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K, during the Quarter ended February 28, 2005.

On February 17, 2006 an 8K was filed reporting the need to restate the audited financial statements for the twelve months ended August 31, 2005, previously filed with the Securities and Exchange Commission in order to correct misstatements relating to the accounting for the equity method investment in Z2, LLC. The financial statements for same said period were restated on April 13, 2006.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Aztec Oil & Gas, Inc.

Registrant

Dated: July 24, 2006 By: /s/ Kenneth E. Lehrer _______________________ Kenneth E. Lehrer Chief Financial Officer Director

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1 – President and Director Certification (Section 302)

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

4. The registrant's other certifying officers and I are responsible forestablishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Dated: July 24, 2006

By: ______________________

Kirk N. Blackim

President and Director

Exhibit 31.2 – Chief Financial Officer Certification (Section 302)

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and to the audit committee of the registrant’s board of directors (or persons fulfilling the equivalent function):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:	July 24, 2006

By:________________

Kenneth E. Lehrer

Chief Financial Officer

Exhibit 32.1 – President and Director Certification (Section 906)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”). I, Kirk N Blackim, President and Director of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:______________

Kirk N. Blackim

President

Director

Date July 24, 2006

Exhibit 32.2 – Chief Financial Officer Certification (Section 906)

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aztec Oil & Gas, Inc. (the “Company”) on Form 10-QSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”). I, Kenneth D. Lehrer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

By:______________

Kenneth E. Lehrer

Chief Financial Officer

Director

Date July 24, 2006

End of Filing