Form 10-K
period 2006-08-31
AZTEC OIL & GAS, INC.
filed 2006-12-15
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-32015

Aztec Oil & Gas, Inc.
--------------------------------------------
(Name of small business issuer in its charter)

Nevada 90-0251902
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

Common Stock, par value $0.001
------------------------------
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the issuer's income for its most recent fiscal year (ending August 31, 2006): $6,049.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of November 30, 2006: $3,657,051 (28,131,158 shares times $0.13).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

Class Outstanding as of November 30, 2006

Common Stock, $.001 par value 29,292,894

Transitional Small Business Disclosure Format (Check one): Yes_____ No __X___

Forward-Looking Statements

This report contains forward-looking statements The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

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

On February 23, 2006, the Company sold its interest in Z2, LLC for $1,555,404. The sales agreement provides for $25,000 to be paid at time of signing, and a note receivable. The note is for $1,561,000 with no stated interest rate. Interest on the note is imputed at 8% per annum. The terms of the note require payments of $75,000 on the 17th of each month for three months, with a balloon payment on May 31, 2006. All amounts due under this note were paid in full in April 2006.

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

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. Four of the wells have been completed, three are awaiting evaluation and completion, and three have been plugged and abandoned. Aztec is also participating in a forty well project in Pennsylvania. This project has drilled thirty eight of the forty wells. To date, nineteen wells have been completed.

The Company has an operating history since 2004 with oil and gas properties, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business. The Company’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of August 31, 2006, the Company had an accumulated deficit of $(2,723,633). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

The Company participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones. The wells were connected to the pipeline during the Company’s 4th quarter. The initial flow from the  wells indicates that production will be in commercial quantities.

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

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. To date thirty eight wells have been drilled. Nineteen wells have been completed and were in various stages of testing and evaluation. Twenty one of the wells are awaiting the completion of a pipeline. The pipeline is expected to be completed before December 31, 2006

(a) Limited Operating History

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

(b) Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of August 31, 2006, the Company had an accumulated deficit of $(2,723,633) dollars. Management expects its expenses will increase as the Company further executes its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c) Developing New Business Strategies

As stated, until the Company acquired Z2, LLC, on September 15, 2004 (which was subsequently sold in February 2006, the Company had been inactive. With the acquisition of Z2, LLC, the Company developed a business strategy to team-up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.

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

The oil and gas business is further subject to many other contingencies which are beyond the control of the Company. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Company's business.

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

4) Employees

The Company currently has: one President, one Chief Financial Officer, one Senior Economist, one Corporate Secretary and a separate Director. The Company has no intention at this time to add employees until it can become a profitable entity. The Company plans to retain consultants with respect to current and proposed properties and operations. The Company from time to time may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of securities holder during the fiscal year ended August 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's common stock was cleared for trading on the OTC Bulletin Board system. Its stock symbol is AZGS. For the year ended August 31, 2006, the  prices of the common stock in the over-the-counter market, as reported and  summarized by the OTC Bulletin Board were $0.58 high bid, and $0.10 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

CALENDAR QUARTER	HIGH	LOW
FISCAL 2005

Quarter ended November 30, 2004	$2.90	$0.10
Quarter ended February 28, 2005	$1.78	$0.81
Quarter ended May 31, 2005	$2.49	$0.67
Quarter ended August 31, 2005	$0.70	$0.47

FISCAL 2006

Quarter ended November 30, 2005	$0.51	$0.28
Quarter ended February 28, 2006	$0.32	$0.15
Quarter ended May 31, 2006	$0.26	$0.13
Quarter ended August 31, 2006	$0.22	$0.10

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

(iii) Holders
-------------

The approximate number of holders of record of common stock as of August 31, 2006 was approximately one hundred twenty (120).

(iv) Stock Repurchase
---------------------

The Company did not repurchase any of its shares during the fiscal year covered by this report.

(v) Stock Split
----------------

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

RESULTS OF OPERATIONS

For the twelve months ended August 31, 2006, the Company recognized partnership income of $213,660 and interest income of $30,316 as compared to partnership loss of $(719,000) and $165,543 interest income for the same period last year. For the twelve months ended August 31, 2006, the Company had oil and gas income of $6,049 as compared to $301 for the same period last year. Oil and Gas Expenses were $(11,068) for the twelve month period, which resulted in a net Oil and Gas Loss of $(5,019). Total operating expenses for the twelve months ended August 31, 2006 were $1,164,814 as compared to $1,112,469 for the same period last year. Other expenses included a $78,046 note receivable discount given for early payment received on the note receivable arising from the sale of Aztec’s investment in Z2, LLC.

PLAN OF OPERATION

The Company is a developmental stage company whose original principal business objective is to purchase oil and gas interests utilizing strategies that seek  to manage and reduce the risk associated with traditional exploration and  production operations.

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

The Company believes it has sufficient funding to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has no revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

(iii) Liquidity and Capital Resources
-------------------------------------

The Registrant entered into a Term Credit Agreement on August 12, 2004 with Hong Kong League Central Credit Union, whereby the Registrant borrowed $1,950,000 (USD) which is payable in full on June 30, 2006. This loan was repaid during the Company’s fourth quarter.

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

During the quarter ended May 31, 2006 Aztec issued 389,887 shares of common stock valued at $61,300 for consulting services and directors' fees.

During the quarter ended August 31, 2006 Aztec authorized issuance of 1,012,914 shares of common stock valued at $131,920. Of these shares, 148,824 valued at $19,800 are to be issued in 2007. In addition, Aztec cancelled some stock that was issued in prior quarters during fiscal year 2006. Shares of common stock that were cancelled totaled 474,756 valued at $310,439.

At year end Aztec has three consultants who are paid $16,100 in stock on a monthly basis. For one consultant, the number of shares is determined using an average closing price of the last five days each month. For the other consultants, the number of shares is determined by using the average value of the shares traded during the month. Two of the consultants are issued stock for their services. The third consultant will receive his stock in 2007 as it is recorded as stock payable at August 31, 2006. Four other consultants were paid for consulting and legal services during fourth quarter.

At year end, Aztec had two directors who are paid $13,000 in stock on a quarterly basis. For one director, the number of shares is determined by using the average value of the shares traded during the month. Shares for the other director is determined using an average closing price of the last five days of each month.
 The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

The Company has an agreement with CSI Energy, LP (“CSI”) wherein CSI has agreed to provide the Company with funds as needed to permit the Company to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2006. Other than the CSI agreement, the Company does not have any preliminary agreements or understandings between the Company and its officers and directors with respect to loans or financing to operate the Company.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aztec Oil & Gas, Inc.
(A Development Stage Company)
Houston, Texas

 We have audited the accompanying balance sheet of Aztec Oil & Gas, Inc. as of  August 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and for the period from January 24, 1986 (inception) through August 31, 2006. These financial statements are the responsibility of Aztec's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period January 24, 1986 (Inception) through August 31, 2003. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period January 24, 1986 (Inception) through August 31, 2003, insofar as it relates to the amounts for prior periods through August 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aztec as of August 31, 2006 and the results of its operations and its cash flows for each of the periods described above in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 14, 2006

AZTEC OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEET
August 31, 2006

Current Assets
Cash	$ 181
Accounts Receivable	114
Prepaid Consulting Fees	27,175
Total Current Assets	27,470
Oil and natural gas properties,
successful efforts method of accounting
Unproved properties - not currently amortized,
net of impairment and dry hole costs of $198, 953	304,681
Non-current Assets
Prepaid Costs	2,795
TOTAL ASSETS	$ 334,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$ 5,000
Common stock payable	52,800
Accounts payable to related part	215,502
Total current liabilities	273,302

Stockholders’ Equity Preferred stock, Series A, $.001 par value, 100,000 shares
Authorized, issued and outstanding respectively	100
Common stock, $.001 par value, 100,000,000 shares
authorized, 29,055, 549 issued and
outstanding	29,055
Additional paid-in capital	2,756,122
Deficit accumulated during the development stage	(2,723,633)
Total Stockholders’ Equity	61,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 334,946

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended August 31,		Through Inception August 31,
	2006	2005	2006
Oil and Gas Income	$6,049	$301	$6,350

General & Administrative	406,179	287,034	836,702
Oil and Gas Expenses	11,068	23	11,091
Share Based Compensation	402,726	476,474	818,577
Dry Hole Costs	181,778	17,175	198,953
Interest	107,235	236,991	366,672
Amortization	-	94,795	94,795
Impairment	-	-	,59,637
Total Operating Expenses	(1,108,986)	(1,112,492)	(4,286,427)
Partnership Income (Loss)	13,660	(719,000)	(505,340)
Gain on Sale of Assets	1,341,744	-	1,341,744
Extinguishment of Debt		71,289	71,289
Discount on Payoff of Notes	396,928	396,928
Discount on Note Receivable	(78,046)	(78,046)
Interest Income	30,316	165,543	195,859
Total Non-operating
Income (Loss)	2,175,891	(553,457)	1,622,434

NET INCOME (LOSS)	$1,072,954	$(1,665,648)	$(2,657,643)

Basic Income
(Loss) per Share	$0.04	$(0.06)

Weighted Average
Shares Outstanding	27,884,829	26,898,796

Diluted Income per share	$0.04	$(0.06)

Diluted Weighted Average
Shares Outstanding	27,920,694
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(Formerly Aztec Communications Group, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended August 31, 2006, 2005, and 2004

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated During the Development Stage	Totals
Balances, August 31, 2003	$-	$2,107	$1,937,430	$(1,964,637)	$(5,100)

Stock Issued for Services	50	2,400	84,550		87,000

Stock Issued for Cash	50		14,950		15,000

Net Loss				(166,303)	(166,303)
Balances, August 31, 2004	100	24,507	2,036,930	(2,130,940)	(69,403)

Stock Issued for Services	-	2,775	357,741	-	360,516
Net Income (Loss)				(1,665,648)	(1,665,648)
Balances, August 31, 2005	100	27,282	2,394,671	(3,796,588)	(1,374,535)

Stock Issued for Services		1,773	310,728		312,501
SFAS 123R compensation expense			50,723		50,723
Net Income				1,072,954	1,072,954
Balances, August 31, 2006	100	29,055	2,756,122	(2,723,634)	61,643

	Preferred	Common
	Shares	Shares
Balances, August 31, 2003	-	22,107,150

Stock Issued for Services	50,000	2,400,000

Stock Issued for Cash	50,000	-
Balances, August 31, 2004	100,000	24,507,150

Stock Issued for Services	-	2,775,201
Balances, August 31, 2005	100,000	27,282,351

Stock Issued for Services	-	1,773,198
Balances, August 31, 2006	100,000	29,055,549

See accompanying notes to financial statements.

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
	Twelve Months Ended August 31,		Inception Through August 31,
	2006	2005	2006
Cash Flows Used in Operating Activities
Net Income (Loss)	$1,072,955	$(3,796,588)	$(2,723,633)
Adjustments to Reconcile Net Income
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	(213,660)	719,000	505,340
Share Based Compensation	299,203	563,474	862,677
Amortization	50,723	100,000	150,723
Gain on Sale of Assets	(1,341,744)	-	(1,341,744)
Gain on Settlement	(349,381)	(349,381)
Dry Hole Costs	181,778	17,175	198,953
Discount on Note Receivable	78,046	78,046
Impairment	-	1,959,637	1,959,637
Changes in:
Accounts Receivable	(114)	(12,586)	(12,700)
Prepaid Expenses	(16,269)	(27,280)	(43,549)
Accounts Payable	122,635	143,560	266,195
Accrued Expenses	(310,082)	43,795	(266,287)
Net Cash Used in Operating Activities	(425,910)	(289,813)	(715,723)
Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	(1,850,000)	(1,850,000)
Repayment of Loan to Z3, LLC	143,708	1,718,878	1,862,586
Payment of Loan Payable Costs	-	(100,000)	(100,000)
Proceeds for Sale of Assets	1,477,358	-	1,477,358
Acquisition of Oil and Gas Properties	(102,644)	(232,283)	(334,927)
Prepaid Well Costs	(81,601)	(81,601)
Net Cash Provided by (Used in)
Investing Activities	1,518,422	(545,006)	973,416
Cash Flows Provided by Financing Activities
Note Payable to a bank	-	1,950,000	1,950,000
Repayment of Note Payable to Bank	(1,224,862)	(1,590,817)	(2,815,679)
Proceeds from Notes Payable 72,000	521,167	-	593,167
Proceeds from Sales of
Preferred Stock	15,000	15,000
Net Cash Provided by (Used in)
Financing Activities	(1,152,862)	895,350	(257,512)
Net Increase (Decrease) in Cash	(60,350)	60,531	181

Cash at Beginning of Period	60,531	-	-
Cash at End of Period	$ 181	$ 60,531	$ 181
	=========	========	========
Cash paid during the year for:
Interest	$ 107,235	$ 36,990
Tax	$ -	$ -
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Aztec Oil & Gas, Inc. (the “Company” or “Aztec”) was initially known as Aztec Communications Group, Inc. was organized in Utah on January 24, 1986, and had not had any activity since 1989. In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. Aztec changed its name to Aztec Oil & Gas, Inc. on August 13, 2004. Also on August 13, 2004, Aztec affected a 3-for-1 forward stock split.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Certain prior year amounts have been reclassified to conform with the 2006 presentation.

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

 Unproved oil and gas properties that are individually significant will be periodically assessed for impairment of value, and a loss will be recognized at the time of impairment by providing an impairment allowance. Other unproved properties will be amortized based on Aztec's experience of successful drilling properties, after considering estimated abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.
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

Asset Retirement Obligations. The Company follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Revenue recognition. We recognize oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by us is not significantly different from our share of production.

Income Taxes. U.S. income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Share Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). The Company adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required.

 Earnings Per Share. Basic earnings per share equals net earnings divided by weighted average shares outstanding during the year. Diluted earnings per share include the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

Recently Issued Accounting Pronoucements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting.  If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial position or its results of operations.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income taxes (“FIN 48”). FIN 48, which is an interpretation of SFAS No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The Company is required to adopt FIN 48 during the first quarter of fiscal 2008. The Company is currently evaluating the requirements of FIN 48 and has not yet determined the impact, if any; this interpretation may have on its consolidated financial statements.

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

NOTE 3 - INCOME TAX

Income taxes are not due since Aztec has a net loss in retained earnings whereby the net income generated in 2005 is offset by the net losses from inception. Aztec has net operating losses of $127,000 which will expire in fiscal years starting in 2024.

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carryforwards	$ 43,000
Less: valuation allowance	(43,000)
-----------
Current net deferred tax assets	0
===========

NOTE 4- EQUITY

During 2006, Aztec issued 1,773,198 shares valued at $312,501 to various consultants and directors for services.

In accordance with SFAS 123R, Aztec recognized amortization of options issued in 2006 beginning March 1, 2006 of $47,488. Had SFAS 123R been in effect as of September 1, 2006, additional expense of $42,842 would have been recognized. This change would not have any effect on the earnings per share or fully diluted earnings per share.

During 2006 800,000 options were issued to the president and CEO. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. A risk free interest rates used of 3.9%, and expected volatility of 161%.

A summary of the options issued by us for the year ended August 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2005	-	$-	-	-
Granted	800,000	$1.44	4.0	-
Exercised	—	$—	—	—
Surrendered/Canceled	-	$—	—	-

Outstanding on August 31, 2006	800,000	$1.44	4.0	-

Exercisable on August 31, 2006	800,000	$1.44	4.0	—

The weighted-average grant-date fair value for the years ended August 31, 2006 was $0.35/share, respectively. No options were exercised during the year. The unrecognized share based compensation cost related to stock option expense at August 31, 2006 is $192,531 and will be recognized over a weighted average of 4.0 years.

During August 2006, 6,000,000 warrants issued during 2005 were cancelled and re-issued in accordance with a consulting agreement. The fair value on the grant date as determined using the Black Scholes warrant pricing model was $618,696. Estimates used in the model include a risk free interest rates used of 4.8%, and expected volatility of 145%. The warrants are expensed over the remaining life of the consulting agreement which is approximately 8 years. As of 2006, $3,235 was amortized.

NOTE 5- SIGNIFICANT EQUITY INVESTMENT

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets. The company's share of Z2 LLC is 31.283%. Selected information is as follows:
Twelve Months Ended August 31, 2006
Gross Sales	1,731,338
Hedge Income (Loss)	(1,338,813)
Net Sales	3,070,151
Gross Profit	2,165,694
Net Income	1,522,371

During the twelve month's ended August 31, Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased the company's basis in Z2 LLC. As is noted above in Note 2, Aztec sold its investment in Z2 LLC in February 2006.

NOTE 6- OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fell into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 7 - SUBSEQUENT EVENTS

At August 31, 2006 the Company has common stock payable of $52,800 to Kirk N. Blackim. Mr. Blackim serves as Director and President of the Company.

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

On August 25, 2006 the Board elected Mr. Larry Hornbrook as Chief Financial Officer to succeed Mr. Kenneth Lehrer who remains as director of Aztec Oil & Gas, Inc.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

A. The following table sets forth the current officers and directors of Aztec Oil & Gas, Inc.

Name	Age	Position	Director Since

Kirk N. Blackim	47	President and Director	Oct. 25, 2005

Larry Hornbrook	58	VP and CFO	Aug. 25, 2006

Mark Vance	52	Director	Oct. 25, 2005

Kathryn E. Parks	23	VP and Secretary	June 12, 2006

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

Larry Hornbrook, VP and CFO
---------------------------

Larry A. Hornbrook, CPA, has practiced public accounting since 1990 as a sole  practitioner or under the company name of Crawford & Hornbrook, PLLC. His  clientele are in a variety of industries including oil and gas, real estate,  construction, and services. The firm performs tax research and planning, tax  return preparation, financial statement preparation and corporate restructurings.

Mr. Hornbrook was Tax Manager for Golden Corral Corporation, an owner of national and regional restaurant chains, from 1987 to 1989.

He served as Tax Manager for Transcontinental Energy Corporation from 1983 to  1986. Transcontinental Energy Corporation was an independent oil and gas  producer and contract driller, which offered public limited partnerships.  His responsibilities included preparation of federal and state income and  franchise taxes for corporate entities, preparation of federal and state  income tax returns for over 30 partnership involving more than 10,000 partners.

He served as Tax Manager for Mitchell Energy & Development Corp. from 1978 to  1983. Mitchell was one of the largest independent energy firms headquartered  in Texas and owned and operated oil and gas wells, contract drilling rigs,  pipelines, compressors and liquid extraction plants.

Mr. Hornbrook was Tax Senior for Arthur Andersen & Co from 1975 to 1978.

Mr. Hornbrook has been a Texas Certified Public Accountant since 1978. He  received his B.S. (Management) Cum Laude from the University of South Dakota.  He served in the United States Marine Corps from 1969 to 1972 attaining the  rank of Sergeant and receiving a Meritorious Mast for excellent performance  of duties. He also received a Meritorious Unit Commendation, Good Conduct  Medal, National Defense Medal, and Vietnam Service Medal with two stars.

Kenneth E. Lehrer, VP, Sr. Economist and Director
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

Kate Parks, VP and Secretary
_________________________
Ms. Parks currently works for Robert L. Sonfield, Jr. of Sonfield & Sonfield, Attorneys at Law.  She also acts as a filing agent for EDGAR submitting information to the US Securities and Exchange Commission. From 2001 to 2006 Ms. Parks worked as a Registered Certified Pharmacy Technician.

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

ITEM 10. EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2006. Aztec intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
	Annual Compensation

Name and		Other Annual
Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Kirk N. Blackim (1)	2006	-0-	-0-	-0-
President/Director	2005	-0-	-0-	-0-

Kenneth E. Lehrer (2)	2006	-0-	-0-	-0-
VP, Sr. conomist/Director	2005	12,000	-0-	-0-

Larry Hornbrook (3)	2006	-0-	-0-	-0-
VP, CFO, Director	2005	-0-	-0-	-0-

Mark Vance	2006	-0-	-0-	-0-
Director	2005	-0-	-0-	-0-

Kathryn E. Parks (5)	2006	-0-	-0-	-0-
VP and Secretary	2005	-0-	-0-	-0-

------------------------------------------------------
Annual Compensation
------------------------------------------------------
		Long Term Compensation
		Awards		Payouts
Name and Principal Position	Year	Restricted Award(s)($)	Stock Surities Underlying Options/SARs(#)	LTIP Payouts($)	All Other Compensation($)

Kirk N. Blackim	2006	$75,900	-0-	-0-	-0-
President/Director	2005	-0-	-0-	-0-	-0-

Larry Hornbrook VP, CFO	2006	$ -0-	-0-	-0-	-0-
	2005	$ -0-	-0-	-0-	-0-

Kenneth Lehrer (1) VP, Sr.	2006	$56,000	-0-	-0-
Economist, Director	2005	$ 57,421	$54,000	-0-	-0-

Mark Vance	2006	-0-	$33,333	-0-	-0-
Director	2005	-0-	-0-	-0-	-0-

Kathryn Parks	2006	-0-	$ 1,200	-0-	-0-
VP and Secretary	2005	-0-	-0-	-0-	-0-

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

(2) On August 25, 2006, Kenneth Lehrer vacated the position of CFO and accepted the newly created position of Sr. Economist.

(3) Larry Hornbrook filled the vacancy of CFO on August 25, 2006.

(4) Kenneth E. Lehrer received $259 in expense reimbursement.

(5) On June 12, 2006, Danyell Owens resigned as Secretary of Aztec and the position was filled by Kathryn Parks.

Long Term Compensation Table

		Long Term Compensation
		Awards		Payouts
Name and Principal Position	Year	Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)
Kirk N. Blackim	2006	-0-	$75,900	-0-	-0-
President/ Director	2005	-0-	-0-	-0-	-0-

Larry Hornbrook	2006	$ -0-	-0-	-0-	-0-
VP, CFO	2005	$ -0-	-0-	-0-	-0-

Kenneth Lehrer (1)	2006		$$56,000	-0-	-0-
VP, Sr. Economist,	2005	$ 57,421	$54,000	-0-	-0-
Director

Mark Vance	2006	-0-	$33,333	-0-	-0-
Director	2005	-0-	-0-	-0-	-0-

Kathryn Parks	2006	-0-	$ 1,200	-0-	-0-
VP and Secretary	2005	-0-	-0-	-0-	-0-

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
 The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of August 31, 2006, by each person known by Aztec to own beneficially more than 10% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.

TITLE OF CLASS	NAME, ADDRESS OF BENEFICIAL OWNER AND POSITION(1)(2)	SHARES OF COMMON STOCK	PERCENT OF CLASS(3)
Common	Kirk N. Blackim	25,683	1.46%
	President, Director

Common	Larry Hornbrook	9,000	nil
	VP, CFO

Common	Ken Lehrer	408,839	1.40%
	VP, Sr. Economist, Director

Common	Mark Vance	193,628	nil
	Secretary, Director

Common	Kathryn E. Parks	10,000	nil
	VP & Secretary
All directors and officers
as a group (4 persons)		1,047,150	3.60%

(1) Address: One Riverway, Suite 1700, Houston, Texas 77056.

(2) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

 (3) Unless otherwise provided, the calculation of percentage ownership is based on 29,055,549 shares of the Common Stock outstanding as of August 31, 2006, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of August 31, 2006 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

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

(a) EXHIBITS

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

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

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

The filed a Current Report on October 25, 2006, pursuant to Item 5.02 (“Departure of Directors or Principal Officers; Election of Directors;
Appointment of Principal Officers”).

The Company filed a Current Report on December 15, 2005, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review").

The Company filed a Current Report on December 19, 2005, pursuant to Item 9.01 ("Exhibit"), entitled, Letter from Malone & Bailey, PC.

The Company filed an amended Current Report on January 4, 2006, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") and Exhibit 9.01 ("Exhibits").

The Company filed a Current Report on February 21, 2006, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") reporting the need to restate the audited financial statements for the twelve months ended August 31, 2005, previously filed with the Securities and Exchange Commission in order to correct misstatements relating to the accounting for the equity method investment in Z2, LLC.

The Company filed a Current Report on February 28, 2006, pursuant to Item 1.01 (“Entry into a Material Definitive Agreement”) and Item 2.01 (“Completion of Acquisition or Disposition of Assets”).

The Company filed an amended Current Report on March 14, 2006, pursuant to Item4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review") and Exhibit 9.01 ("Exhibits").

Subsequent Reports on Form 8-K
------------------------------

The Company filed a Current Report on September 14, 2006, pursuant to Item 5.02 (“Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”).

Item 14. Principal Accountant Fees and Services

AUDIT FEES

Audit Fees: During Aztec's 2006 and 2005 fiscal year, Malone & Bailey, PC, billed Aztec $54,343 and $23,460, respectively, in fees for the audit of the Company's annual financial statements and the review of those financial statements included in the Company's quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES

Aztec did not engage Malone & Bailey, PC to provide services to Aztec regarding financial information systems design and implementation during the fiscal year ended August 31, 2006.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2006 and 2005, respectively.

ALL OTHER FEES

All Other Fees: During Aztec's 2006 fiscal year, Malone & Bailey, PC, billed Aztec $0 in fees for all other non-audit services rendered to Aztec, which amount includes tax related services of $0, foreign statutory audits of $0.

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

Aztec Oil & Gas, Inc.
---------------------
(Registrant)

Dated: December 14, 2006	By: /s/ Kirk N. Blackim
Kirk N. Blackim
President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Dated: December 14, 2006	By: /s/ Kathryn E. Parks
Kathryn E. Parks
Secretary