Form 10-Q
period 2006-10-31
AZTEC OIL & GAS, INC.
filed 2006-12-15
CIK 789606

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
=======

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
=======

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended August 31,		Through Inception August 31,
	2006	2005	2006
Oil and Gas Income	$6,049	$301	$6,350

General & Administrative	406,179	287,034	836,702
Oil and Gas Expenses	11,068	23	11,091
Share Based Compensation	402,726	476,474	818,577
Dry Hole Costs	181,778	17,175	198,953
Interest	107,235	236,991	366,672
Amortization	-	94,795	94,795
Impairment	-	-	,59,637
Total Operating Expenses	(1,108,986)	(1,112,492)	(4,286,427)
Partnership Income (Loss)	13,660	(719,000)	(505,340)
Gain on Sale of Assets	1,341,744	-	1,341,744
Extinguishment of Debt		71,289	71,289
Discount on Payoff of Notes	396,928	396,928
Discount on Note Receivable	(78,046)	(78,046)
Interest Income	30,316	165,543	195,859
--------------		--------------	--------------
Total Non-operating
Income (Loss)	2,175,891	(553,457)	1,622,434

NET INCOME (LOSS)	$1,072,954	$(1,665,648)	$(2,657,643)

Basic Income
(Loss) per Share	$0.04	$(0.06)

Weighted Average
Shares Outstanding	27,884,829	26,898,796

Diluted Income per share	$0.04	$(0.06)

Diluted Weighted Average
Shares Outstanding	27,920,694
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(Formerly Aztec Communications Group, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended August 31, 2006, 2005, and 2004

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated During the Development Stage	Totals
-Balances, August 31, 2003	$ -	$ 2,107	$1,937,430	$ (1,964,637)	$ (5,100)

Stock Issued for Services	50	2,400	84,550		87,000

Stock Issued for Cash	50		14,950		15,000

Net Loss				(166,303)	(166,303)
Balances, August 31, 2004	100	24,507	2,036,930	(2,130,940)	(69,403)

Stock Issued for Services	-	2,775	357,741	-	360,516
Net Income (Loss)				(1,665,648)	(1,665,648)
Balances, August 31, 2005	100	27,282	2,394,671	(3,796,588)	(1,374,535)

Stock Issued for Services		1,773	310,728		312,501
SFAS 123R compensation expense			50,723		50,723
Net Income				1,072,954	1,072,954
	----------	------------	--------------	---------------	------------
Balances, August 31, 2006	100	29,055	2,756,122	(2,723,634)	61,643
	======	=======	========	=========	=======

	Preferred	Common
	Shares	Shares
	------------	----------------
Balances, August 31, 2003	-	22,107,150

Stock Issued for Services	50,000	2,400,000

Stock Issued for Cash	50,000	-
	------------	----------------
Balances, August 31, 2004	100,000	24,507,150

Stock Issued for Services	-	2,775,201
	-----------	-----------------
Balances, August 31, 2005	100,000	27,282,351

Stock Issued for Services	-	1,773,198
	-----------	-----------------
Balances, August 31, 2006	100,000	29,055,549
	======	==========
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