Form 10KSB
period 2006-08-31
AZTEC OIL & GAS, INC.
filed 2006-12-18
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-32015

Aztec Oil & Gas, Inc.
(Name of small business issuer in its charter)

Nevada	90-0251902
(State or other jurisdiction of Identification No.)	(IRS Employer incorporation or organization)

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

State the issuer's revenue for its most recent fiscal year (ending August 31, 2006): $6,049.

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

The Company has not demonstrated a successful business plan or profitability to date and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of August 31, 2006, the Company had an accumulated deficit of $(2,723,633). The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

RESULTS OF OPERATIONS

For the twelve months ended August 31, 2006, the Company recognized partnership income of $213,660 and interest income of $30,316 as compared to partnership loss of $(719,000) and $165,543 interest income for the same period last year. For the twelve months ended August 31, 2006, the Company had oil and gas income of $6,049 as compared to $301 for the same period last year. Oil and Gas Expenses were $(11,068) for the twelve month period, which resulted in a net Oil and Gas Loss of $(5,019). Total operating expenses for the twelve months ended August 31, 2006 were $1,108,986 as compared to $1,112,492 for the same period last year. Other expenses included a $78,046 note receivable discount given for early payment received on the note receivable arising from the sale of Aztec’s investment in Z2, LLC.

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

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 13, 2006

AZTEC OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEET
August 31, 2006

Current Assets
Cash	$ 181
Accounts Receivable	114
Prepaid Consulting Fees	27,175
Total Current Assets	27,470
Oil and natural gas properties,
successful efforts method of accounting
Unproved properties - not currently amortized,
net of impairment and dry hole costs of $198, 953	304,681
Non-current Assets
Prepaid Costs	2,795
TOTAL ASSETS	$ 334,946

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$ 5,000
Common stock payable	52,800
Accounts payable to related party	215,502
Total current liabilities	273,302

Stockholders’ Equity Preferred stock, Series A, $.001 par value, 100,000 shares
Authorized, issued and outstanding respectively	100
Common stock, $.001 par value, 100,000,000 shares
authorized, 29,055, 549 issued and
outstanding	29,055
Additional paid-in capital	2,756,122
Deficit accumulated during the development stage	(2,723,633)
Total Stockholders’ Equity	61,644

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 334,946

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended August 31,		Through Inception August 31,
	2006	2005	2006
Oil and Gas Income	$6,049	$301	$6,350

General & Administrative	406,179	287,034	836,702
Oil and Gas Expenses	11,068	23	11,091
Share Based Compensation	402,726	476,474	818,577
Dry Hole Costs	181,778	17,175	198,953
Interest	107,235	236,991	366,672
Amortization	-	94,795	94,795
Impairment	-	-	,59,637
Total Operating Expenses	(1,108,986)	(1,112,492)	(4,286,427)
Partnership Income (Loss)	213,660	(719,000)	(505,340)
Gain on Sale of Assets	1,341,744	-	1,341,744
Extinguishment of Debt	271,289		271,289
Discount on Payoff of Notes	396,928		396,928
Discount on Note Receivable	(78,046)		(78,046)
Interest Income	30,316	165,543	195,859
Total Non-operating
Income (Loss)	2,175,891	(553,457)	1,622,434

NET INCOME (LOSS)	$1,072,954	$(1,665,648)	$(2,657,643)

Basic Income
(Loss) per Share	$0.04	$(0.06)

Weighted Average
Shares Outstanding	27,884,829	26,898,796

Diluted Income per share	$0.04	$(0.06)

Diluted Weighted Average
Shares Outstanding	27,920,694
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(Formerly Aztec Communications Group, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended August 31, 2006, 2005, and 2004

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated During the Development Stage	Totals
Balances, August 31, 2003	$-	$22,107	$1,937,430	$(1,964,637)	$(5,100)

Stock Issued for Services	50	2,400	84,550		87,000

Stock Issued for Cash	50		14,950		15,000

Net Loss				(166,303)	(166,303)
Balances, August 31, 2004	100	24,507	2,036,930	(2,130,940)	(69,403)

Stock Issued for Services	-	2,775	357,741	-	360,516
Net Income (Loss)				(1,665,648)	(1,665,648)
Balances, August 31, 2005	100	27,282	2,394,671	(3,796,588)	(1,374,535)

Stock Issued for Services		1,773	310,728		312,501
SFAS 123R compensation expense			50,723		50,723
Net Income				1,072,954	1,072,954
Balances, August 31, 2006	100	$29,055	$2,756,122	$(2,723,634)	$61,643

	Preferred Shares	Common Shares
Balances, August 31, 2003	-	22,107,150

Stock Issued for Services	50,000	2,400,000

Stock Issued for Cash	50,000	-
Balances, August 31, 2004	100,000	24,507,150

Stock Issued for Services	-	2,775,201
Balances, August 31, 2005	100,000	27,282,351

Stock Issued for Services	-	1,773,198
Balances, August 31, 2006	100,000	29,055,549

See accompanying notes to financial statements.

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW
	Twelve Months Ended August 31,		Inception Through August 31,
	2006	2005	2006
Cash Flows Used in Operating Activities
Net Income (Loss)	$1,072,955	$(3,796,588)	$(2,723,633)
Adjustments to Reconcile Net Income
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	(213,660)	719,000	505,340
Share Based Compensation	299,203	563,474	862,677
Amortization	50,723	100,000	150,723
Gain on Sale of Assets	(1,341,744)	-	(1,341,744)
Gain on Settlement	(349,381)		(349,381)
Dry Hole Costs	181,778	17,175	198,953
Discount on Note Receivable	78,046		78,046
Impairment	-	1,959,637	1,959,637
Changes in:
Accounts Receivable	(114)	(12,586)	(12,700)
Prepaid Expenses	(16,269)	(27,280)	(43,549)
Accounts Payable	122,635	143,560	266,195
Accrued Expenses	(310,082)	43,795	(266,287)
Net Cash Used in Operating Activities	(425,910)	(289,813)	(715,723)
Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	(1,850,000)	(1,850,000)
Repayment of Loan to Z3, LLC	143,708	1,718,878	1,862,586
Payment of Loan Payable Costs	-	(100,000)	(100,000)
Proceeds for Sale of Assets	1,477,358	-	1,477,358
Acquisition of Oil and Gas Properties	(102,644)	(232,283)	(334,927)
Prepaid Well Costs	-	(81,601)	(81,601)
Net Cash Provided by (Used in)
Investing Activities	1,518,422	(545,006)	973,416
Cash Flows Provided by Financing Activities
Note Payable to a bank	-	1,950,000	1,950,000
Repayment of Note Payable to Bank	(1,224,862)	(1,590,817)	(2,815,679)
Proceeds from Notes Payable	72,000	521,167	593,167
Proceeds from Sales of
Preferred Stock		15,000	15,000
Net Cash Provided by (Used in)
Financing Activities	(1,152,862)	895,350	(257,512)
Net Increase (Decrease) in Cash	(60,350)	60,531	181

Cash at Beginning of Period	60,531	-	-
Cash at End of Period	$ 181	$ 60,531	$ 181
Cash paid during the year for:
Interest	$ 107,235	$236,990
Tax	$ -	$ -
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

Cash Equivalents. Highly liquid investments with original maturities of threemonths or less are considered cash equivalents.

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

Recently Issued Accounting Pronouncements. In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS Statement No. 154 (“SFAS 154”), Accounting Changes and Error Corrections.  SFAS 154 requires that, when a company changes its accounting policies, the change must be applied retrospectively to all prior periods presented instead of a cumulative effect adjustment in the period of the change.  SFAS 154 may also apply when the FASB issues new rules requiring changes in accounting.  If the new rule allows cumulative effect treatment, it will take precedence over SFAS 154.  This statement is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 is not expected to have a significant impact on the Company’s financial position or its results of operations.

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

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carry forwards	$ 43,000
Less: valuation allowance	(43,000)
Current net deferred tax assets	0

NOTE 4- EQUITY

During 2006, Aztec issued 1,773,198 shares valued at $312,501 to various consultants and directors for services.

In accordance with SFAS 123R, Aztec recognized amortization of options issued in 2006 beginning March 1, 2006 of $47,488. Had SFAS 123R been in effect as of September 1, 2005, additional expense of $42,842 would have been recognized. This change would not have any effect on the earnings per share or fully diluted earnings per share.

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

NOTE 7 - RELATED PARTY TRANSACTION

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

Kenneth E. Lehrer, VP, Sr. Economist and Director
-----------------------------------

Dr. Lehrer formed an organization in 1982, engaged in the areas of - Economics, Finance, Economic Damage Analysis (including Business and Technology Losses), Banking, Business, ESOP and Non Public Business Valuations, Securities, Healthcare, Fairness and Advisory Opinions, Intellectual Property Valuations, Real Estate and Corporate Finance. His company both prepares institutional economic / finance reports, feasibility analysis, corporate business plans and provides litigation support (having been qualified in both State and Federal Courts) in the areas of - economics, real estate, banking, corporate and IP valuations, class actions and finance. Dr. Lehrer served for approximately twenty (20) years (1984 - 2002) as an Adjunct Professor of Finance at the University of Houston, Graduate School of Business Administration and is presently an Adjunct Professor of Finance and Economics at the University of Phoenix (Houston Division).

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

ITEM 10. EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2006. Aztec intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
	Annual Compensation

		Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Kirk N. Blackim (1)	2006	-0-	-0-	-0-
President/Director	2005	-0-	-0-	-0-

Kenneth E. Lehrer (2)	2006	-0-	-0-	-0-
VP, Sr. Economist/Director	2005	12,000	-0-	-0-

Larry Hornbrook (3)	2006	-0-	-0-	-0-
VP, CFO, Director	2005	-0-	-0-	-0-

Mark Vance	2006	-0-	-0-	-0-
Director	2005	-0-	-0-	-0-

Kathryn E. Parks (5)	2006	-0-	-0-	-0-
VP and Secretary	2005	-0-	-0-	-0-

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

(3) Larry Hornbrook filled the vacancy of CFO on August 25, 2006.

(4) Kenneth E. Lehrer received $259 in expense reimbursement.

(5) On June 12, 2006, Danyel Owens resigned as Secretary of Aztec and the position was filled by Kathryn Parks.

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

TITLE OF CLASS	NAME, ADDRESS OF BENEFICIAL OWNER AND POSITION(1)(2)	SHARES OF COMMON STOCK	PERCENT OF CLASS(3)
Common	Kirk N. Blackim	425,683	1.46%
	President, Director

Common	Larry Hornbrook	9,000	nil
	VP, CFO

Common	Ken Lehrer	408,839	1.40%
	VP, Sr. Economist, Director

Common	Mark Vance	193,628	nil
	Secretary, Director

Common	Kathryn E. Parks	10,000	nil
	VP & Secretary
All directors and officers
as a group (4 persons)		1,047,150	3.60%

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