Form 10QSB
period 2006-11-30
AZTEC OIL & GAS, INC.
filed 2007-01-16
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
[x] Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended November 30, 2006.

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the
Transition Period from ________ to ___________

Commission File Number: 000-32015

Aztec Oil & Gas, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

______________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of December 31, 2006, the issuer had 29,392,894 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [x]

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30, 2006	August 31, 2006
ASSETS
Current Assets:
Cash	$3,816	$181
Accounts Receivable	2,346	114
Prepaid Expenses	34,675	27,175

Total Current Assets	40,837	27,470
Oil and natural gas properties,
successful efforts method of accounting
net of impairment and dry hole costs,	241,710	304,681
Non-current Assets
Restricted Funds	357,000	-
Prepaid Costs	-	2,795
TOTAL ASSETS	$639,547	$334,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$71,803	$5,000
Common stock payable	102,400	52,800
Accounts payable	255,443	215,502
Accrued interest	405	-
Total Liabilities	430,051	273,302

Minority Interest	357,000	-

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 29,392,894 and 29,055,549 shares issued and outstanding, respectively	29,392	29,055
Additional paid-in capital	2,906,997	2,756,123
Deficit accumulated during the exploration stage	(3,083,993)	(2,723,634)
Total Stockholders’ Equity (Deficit)	(147,504)	61,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$639,547	$334,946

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			Inception
	Three Months Ended		Through
	November 30,	November 30,	November 30,
	2006	2005	2006

Oil and Gas Revenues	$17,306	$1,212	$23,656

General & Administrative	301,261	193,409	2,023,902
Oil and Gas Expenses	3,045	1,355	14,136
Dry Hole Costs	-	-	198,953
Amortization	-	-	94,795
Impairment	72,948	-	2,032,585
Total Expenses	(377,254)	(194,764)	(4,364,371)

Partnership Income (Loss)	-	415,868	(505,340)
Gain on Sale of Assets	-	-	1,341,744
Interest	(896)	(32,372)	(366,197)
Extinguishment of Debt	-	-	271,289
Discount on Payoff of Notes	-	-	396,928
Discount on Note Receivable	-	-	(78,046)
Interest Income	485	5,613	196,344

Total Non-operating Income (Loss)	(411)	389,109	1,256,722

NET INCOME (LOSS)	$(360,359)	$195,557	$(3,083,993)

Basic Income
(Loss) per Share	$(0.01)	$0.01

Basic Weighted Average
Shares Outstanding	29,197,716	27,396,106

Diluted Income per share	$ N/A	$0.00

Diluted Weighted Average
Shares Outstanding		40,023,956

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended November 30,		Inception Through November 30,
	2006	2005	2006
Cash Flows Used in Operating Activities
Net Income (Loss)	$(360,359)	$ 195,557	$(3,083,993)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	-	(415,868)	505,340
Share Based Compensation	96,100	77,534	958,777
Amortization	104,711	-	255,434
Gain on Sale of Assets	-	-	(1,341,744)
Gain on Settlement	-	-	(349,381)
Dry Hole Costs	-	-	198,953
Discount on Note Receivable	-	-	78,046
Impairment	72,948	-	2,032,585
Changes in:
Accounts Receivable	(2,232)	12,454	(14,932)
Prepaid Expenses	(7,500)	35,095	(51,049)
Accounts Payable	39,941	67,594	306,137
Accrued Expenses	405	14,489	(265,882)
Net Cash Used in Operating Activities	(55,986)	(13,145)	(771,709)

Cash Flows Used in Investing Activities
Investment in Restricted Funds	(357,000)	-	(357,000)
Loan to Z3, LLC	-	-	(1,850,000)
Repayment of Loan to Z3, LLC	-	131,122	1,862,586
Payment of Loan Payable Costs	-	-	(100,000)
Proceeds for Sale of Assets	-	-	1,477,358
Acquisition of Oil and Gas Properties	(7,182)	(116,435)	(342,109)
Prepaid Well Costs	-	41,039	(81,601)
Net Cash Provided by (Used in)
Investing Activities	(364,182)	55,726	609,234

Cash Flows Provided by
Financing Activities
Proceeds from Limited Partnership	357,000	-	357,000
Proceeds from Notes Payable	72,000	24,000	2,615,167
Payments on Notes Payable	(5,197)	(7,092)	(2,820,876)
Preferred Stock	-	-	15,000
Net Cash Provided by (Used in)
Financing Activities	423,803	16,908	166,291
Net Increase (Decrease) in Cash	3,635	59,489	3,816

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	$ 3,816	$ 120,020	$3,816

Cash paid during the year for:
Interest	$ 896	$ 279
Tax	$ -	$ -
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc. (“Aztec”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec’s Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2006 as reported in the form 10-KSB have been omitted.

NOTE 2 - EQUITY

During the quarter ended November 30, 2006, Aztec issued 337,345 shares of common stock valued at $46,500 for consulting services and directors’ fees.

NOTE 3 - INVESTMENT IN DRILLING PARTNERSHIP

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas drilling Partnership, with approximately 20 outside investors. The new multi-well drilling program based in the Wetzel County area of West Virginia is expected to commence immediately. The first well in the program is expected to be spudded by the end of January and the remaining wells are expected to be spudded by the end of March 2007.

In this new Partnership, Aztec Oil & Gas, Inc., through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator.

As of November 30, 2006, Aztec had raised $357,000 from investors toward funding the partnership. An additional $981,527 was raised in December bringing the total raised as of December 31, 2006 to $1,338,527.

As used in this Form 10-QSB, references to the “Aztec”, the “Company”, the “Registrant”, “we”, “our”, or “us” refer to Aztec Oil & Gas, Inc. unless the context otherwise indicates.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements

This Form 10-QSB includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which Aztec expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Aztec’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Aztec in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.

However, whether actual results or developments will conform with the Aztec’s expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Aztec.

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

Overview

Aztec’s business plan calls for purchasing interests in producing oil and gas properties with undeveloped reserves. Aztec’s growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

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

The Company has not demonstrated a successful business plan or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company earmarks to execute its new business strategy. As of November 30, 2006, the Company had an accumulated deficit of $3,083,993. The Company expects that its operating expenses will increase as it defines its new business strategy, especially in the area of acquisitions.

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

Recent Event

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas Drilling Partnership (the “Partnership”), with approximately 20 outside investors. As of November 30, 2006, Aztec had raised $357,000 from investors toward funding the partnership. As additional $981,527 was raised in December brining the total raised as of December 31, 2006 to $1,338,527.

In this Partnership, Aztec Oil & Gas, Inc., through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator. The new multi-well drilling program based in the Wetzel County area of West Virginia is expected to commence immediately. The first well in the program is expected to be spudded by the end of January 2007 and the remaining wells are expected to be spudded by the end of March 2007.

Results of Operations

For the three months ended November 30, 2006, the Company recognized partnership income of $0 and interest income of $485 as compared to partnership income of $415,868 and $5,613 interest income for the same period last year. For the three months ended November 30, 2006, the Company recognized oil and gas revenue of $17,306 as compared to $1,212 for the same period last year. Oil and Gas Expenses were $3,045 for the three month period as compared to $1,355 for the same period last year. Total operating expenses for the three months ended November 30, 2006 were $377,254 as compared to $194,764 for the same period last year.

During the quarter ended November 30, 2006, the Company evaluated the production history of its McCoy well and its Putnam-Lange well and determined that the wells will not generate future cash flow sufficient to cover the costs incurred by the Company in drilling such wells. As a result, the cost of drilling such wells, in the amount of $72,948, was expensed by the Company as an impairment write off.

Results of operations for the interim periods are not indicative of annual results.

Plan of Operation

Aztec's business plan calls for purchasing interests in producing oil & gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, Aztec expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. Aztec expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement, Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones. The wells were connected to the pipeline during Aztec’s fourth quarter of 2006. The initial flow from the wells indicates that production will be in commercial quantities.

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. To date, thirty eight wells have been drilled. Nineteen wells have been completed and were in various stages of testing and evaluation. Twenty one of the wells are awaiting the completion of a pipeline. The pipeline is expected to be completed before December 31, 2006

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of Aztec’s directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. Aztec anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

Management will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which Aztec will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for Aztec to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Should Aztec pursue other potential business opportunities, it anticipates that they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. Aztec does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that Aztec will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of Aztec.

Aztec will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. Aztec may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should Aztec participate in a more established venture that is experiencing financial difficulty, risks may stem from Aztec's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

Aztec has not demonstrated a successful business plan or profitability to date, and Aztec anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures Aztec earmarks to execute its new business strategy. As of November 30, 2006, Aztec had an accumulated deficit of $3,083,993. Aztec expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

Thus, Aztec will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that Aztec is unable to adjust operating expense levels accordingly, Aztec’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that Aztec can achieve or sustain profitability or that Aztec’s operating losses will not increase in the future.

Liquidity and Capital Resources

During the quarter ended November 30, 2006 Aztec authorized issuance of 337,345 shares of common stock valued at $46,500.

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

As of November 30, 2006, Aztec had $3,816 in cash. Aztec believes it has enough monies to sustain itself for the next twelve months. However, there can be no assurances to that effect, and Aztec’s need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event Aztec requires additional funds Aztec will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to Aztec on acceptable terms. In the event Aztec is able to complete a business combination during this period, lack of existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow registrant to complete a business combination. Once a business combination is completed, Aztec’s needs for additional financing are likely to increase substantially.

Aztec has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company’s financial resources sufficiently to generate volume for the Company.

Aztec has an agreement with CSI Energy, LP (“CSI”) wherein CSI has agreed to provide the Company with funds as needed to permit the Company to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2006. Other than the CSI agreement, the Company does not have any preliminary agreements or understandings between the Company and its officers and directors with respect to loans or financing to operate the Company.

Item 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)).

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”). Our principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Company’s Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. Specifically, our independent auditors identified deficiencies in our disclosure controls and procedures with respect to the issuance of certain warrants. We are undertaking efforts to improve and strengthen our disclosure control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management plans to work with all personnel to make certain that all documents receive wide circulation within the company so that information is available for the preparation of financial statements.

PART II OTHER INFORMATION

ITEM 1. Legal Proceedings

There are no pending legal proceedings to which Aztec is a party or in which any director, officer or affiliate of Aztec, any owner of record or beneficially of more than 5% of any class of voting securities of Aztec, or security holder is a party adverse to Aztec or has a material interest adverse to Aztec. Aztec’s property is not the subject of any pending legal proceedings.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There was no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 2006..

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a)
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/l5d-14(a)
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. 1350

(b) Reports on Form 8-K

In a Form 8-k filed September 14, 2006 the company announced changes in principal officers. Effective August 28, 2006 Dr. Kenneth Lehrer will vacate the position of Chief Financial Officer and has been elected Senior Economist. Larry Hornbrook has been elected a Vice President of the Company and will fill the vacancy of Chief Financial Officer.

In a Form 8-K filed December 18, 2006, the company determined that it should amend the audited financial statements for the twelve months ended August 31, 2006 previously filed with the Securities and Exchange Commission on December 14, 2006, to correct formatting and typographical errors that were created in the process of EDGARizing the filing. These items relate to several financial tables in the filing and are necessary to clarify the information in those tables. The company intends to file amended financial statements for this period to correct these errors in Aztec's Annual Report on Form 10-KSB later today, December 18, 2006. The amended financials will not differ substantially, if at all, from the financial statements previously filed.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEC OIL & GAS, INC.

Date: January 16, 2007	By: /s/ Larry A. Hornbrook
Larry A. Hornbrook, Chief Financial Officer