Form 10QSB
period 2006-12-31
AZTEC OIL & GAS, INC.
filed 2007-04-16
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[ Ö ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-32015
Aztec Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Nevada	90-0251902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

As of March 23, 2007, the issuer had 29,761,683 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	February 28, 2007	August 31, 2006
ASSETS
Current Assets:
Cash	$113,212	$181
Accounts Receivable	2,086	114
Prepaid Expenses	15,000	27,175

Total Current Assets	130,298	27,470
Oil and natural gas properties,
successful efforts method of accounting,
net of impairment and dry hole costs	1,089,850	307,476
TOTAL ASSETS	$1,220,148	$334,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$13,820	$5,000
Common stock payable	129,159	52,800
Accounts payable	287,568	215,502
Total Liabilities	430,547	273,302

Minority Interest	1,357,013	-

Stockholders’ Equity (Deficit)
Preferred stock, Series A, $.001 par value, 100,000 shares
authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares
authorized, 29,688,606 and 29,055,549 shares issued and
outstanding, respectively	29,688	29,055
Additional paid-in capital	2,722,803	2,756,122
Deficit accumulated during the exploration stage	(3,320,003)	(2,723,633)
Total Stockholders’ Equity (Deficit)	(567,412)	61,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,220,148	$334,946

See accompanying Notes to Financial Statements

3

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended		Six Months Ended		Inception Through
	February 28, 2007	February 28, 2006	February 28, 2007	February 28, 2006	February 28, 2007
Oil and Gas Revenues	$5,395	$2,134	$22,701	$3,346	$29,051

General & Administrative	235,856	198,361	537,117	391,771	2,354,552
Oil and Gas Expenses	1,865	3,244	4,910	4,599	16,001
Dry Hole Costs	-	-	-	-	198,953
Depletion	1,622	-	1,622	-	1,622
Impairment	-	-	72,948	-	2,032,585
Total Expenses	(239,343)	(201,605)	(616,597)	(396,370)	(4,603,713)

Partnership Income (Loss)	-	(202,207)	-	213,660	(505,340)
Gain on Sale of Assets	-	1,341,744	-	1,341,744	1,341,744
Interest Expense	(2,063)	(29,791)	(2,959)	(62,163)	(368,260)
Gain on Extinguishment of Debt	-	-	-	-	271,289
Discount on Payoff of Notes	-	-	-	-	396,928
Discount on Note Receivable	-	-	-	-	(78,046)
Interest Income	-	1,677	485	7,290	196,344

Total Non-Operating Income (Loss)	(2,063)	1,111,423	(2,474)	1,500,531	1,254,659

NET INCOME (LOSS)	$(236,011)	$911,952	$(596,370)	$1,107,507	$(3,320,003)

Basic Income (Loss) per Share	$(0.01)	$0.03	$(0.02)	$0.04

Basic Weighted Average
Shares Outstanding	29,504,644	27,702,804	29,350,949	27,548,608

Diluted Income (Loss) per share	$(0.01)	$0.02	$(0.02)	$0.03

Diluted Weighted Average
Shares Outstanding	29,504,644	41,248,378	29,350,949	40,548,608

See accompanying Notes to Financial Statements

4

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended February 28,		Inception Through February 28
	2007	2006	2007
Cash Flows Used in Operating Activities
Net Income (Loss)	$(596,370)	$1,107,507	$(3,320,003)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	-	(213,660)	505,340
Share Based Compensation	268,302	160,034	1,281,702
Depletion	1,622	-	1,622
Gain on Sale of Assets	-	(1,341,744)	(1,341,744)
Gain on Settlement	-	-	(349,381)
Dry Hole Costs	-	-	198,953
Discount on Note Receivable	-	-	78,046
Impairment	72,948	-	2,032,585
Changes in:
Accounts Receivable	(1,972)	(1,677)	(14,672)
Prepaid Expenses	14,970	7,077	(28,579)
Accounts Payable	72,066	99,653	338,261
Accrued Expenses	-	27,462	(266,287)

Net Cash Used in Operating Activities	(168,434)	(155,348)	(884,157)

Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	-	(1,850,000)
Repayment of Loan to Z3, LLC	-	143,708	1,862,586
Payment of Loan Payable Costs	-	-	(100,000)
Proceeds from Sale of Assets	-	25,000	1,477,358
Acquisition of Oil and Gas Properties	(859,739)	(90,749)	(1,194,666)
Prepaid Well Costs	-	(20,549)	(81,601)
Net Cash Provided by (Used in)
Investing Activities	(859,739)	57,410	113,677

Cash Flows Provided by
Financing Activities
Proceeds from Limited Partnership	1,132,384	-	1,132,384
Proceeds from Notes Payable	113,500	72,000	2,656,667
Payments on Notes Payable	(104,680)		(2,920,359)
Proceeds from the Sale of Preferred Stock	-	-	15,000
Net Cash Provided by
Financing Activities	1,141,204	72,000	883,692
Net Increase (Decrease) in Cash	113,031	(25,938)	113,212

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	$113,212	$34,593	$113,212
Cash paid during the year for:
Interest	$2,959	$11,317	$366,672
Tax	$-	$-	$-

Other non-cash disclosures
Stock issued for debt	$-	$-	$1,123

See accompanying Notes to Financial Statements

5

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - EQUITY

During the quarter ended November 30, 2006, Aztec issued 337,345 shares of common stock valued at $46,500 for consulting services and directors' fees.

During the quarter ended February 28, 2007, Aztec issued 295,712 shares of common stock valued at $31,275 for services. Additionally, under the agreement of the PPM, Aztec issued 255,852 warrants valued at $4,902.

NOTE 3 - INVESTMENT IN DRILLING PARTNERSHIP

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas Drilling Partnership, with 22 outside investors. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced in February 2007. Four wells have been spudded as of the date of this report.

In this new Partnership, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator.

As of February 28, 2007, Aztec had raised $1,132,384 net of related fees and fair value of warrants associated with the private placement from outside investors toward funding the partnership.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Recent Event

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas Drilling Partnership (the “Partnership”), with approximately 20 outside investors. As of February 28, 2007, Aztec had raised $1,132,384 net of related fees and fair value of warrants associated with the private placement from investors toward funding the partnership.

In this Partnership, Aztec Oil & Gas, Inc., through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced drilling in February. There are four wells in the program and all have been spudded as of the date of this report.

Results of Operations

For the three months ended February 28, 2007, the Company recognized oil and gas revenue of $5,395 as compared to $2,134 for the same period last year. Oil and Gas Expenses were $1,865 for the three month period as compared to $3,244 for the same period last year. Depletion expense was $1,622 as compared to $0 for the same period in the prior year. General and administrative expenses for the three months ended February 28, 2007 were $235,856 as compared to $198,361 for the same period last year. For the three months ended February 28, 2007, the Company recognized interest income of $0 as compared to $1,677 interest income for the same period last year.

For the six months ended February 28, 2007, the Company recognized oil and gas revenue of $22,701 as compared to $3,346 for the same period last year. Oil and Gas Expenses were $4,910 for the six month period as compared to $4,599 for the same period last year. Depletion expense was $1,622 as compared to $0 for the same period in the prior year. General and administrative expenses for the six months ended February 28, 2007 were $537,117 as compared to $391,771 for the same period last year. For the six months ended February 28, 2007, the Company recognized interest income of $485 as compared to $7,290 interest income for the same period last year.

During the previous quarter ended November 30, 2006, the Company evaluated the production history of its McCoy well and its Putnam-Lange well and determined that the wells will not generate future cash flow sufficient to cover the costs incurred by the Company in drilling such wells. As a result, the cost of drilling such wells, in the amount of $72,948, was expensed by the Company as an impairment write off.

Results of operations for the interim periods are not indicative of annual results.

Plan of Operation

Aztec's business plan calls for purchasing interests in producing oil and gas properties with undrilled reserves. Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, Aztec expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. Aztec expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement, Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones. The wells were connected to the pipeline during Aztec’s fourth quarter of 2006. As of February 28, 2007, both of the wells are producing.

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. To date, thirty eight wells have been drilled. Currently, twenty-one wells are producing and five are waiting on connections to pipelines. Additionally, twelve wells are currently under evaluation.

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

Aztec has not demonstrated a successful business plan or profitability to date, and Aztec anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures Aztec earmarks to execute its new business strategy. As of February 28, 2007, Aztec had an accumulated deficit of $3,320,003. Aztec expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

Liquidity and Capital Resources

During six months ended February 28, 2007 Aztec issued 633,057 shares of common stock valued at $77,775. Additionally, under the agreement of the PPM, Aztec issued 255,852 warrants valued at $4,902.

At quarter end Aztec has three consultants who are paid a total of $16,100 in stock on a monthly basis. For one consultant, the number of shares is determined using an average closing price of the last five days each month. For the other consultants, the number of shares is determined by using the average value of the shares traded during the month. An additional consultant is paid monthly in stock based on 2/3 of his total hours times billing rate. The remaining 1/3 is paid in cash.

At quarter end, Aztec had two directors who are paid a total of $13,000 in stock on a quarterly basis. The number of shares for one is determined by using the average value of the shares traded during the last month. The number of shares for the other is determined by using the average closing price of the last five days of the quarter.

As of February 28, 2007, Aztec had $113,212 in cash. Aztec believes it has enough monies to sustain itself for the next twelve months.

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 (the “Exchange Act”). Our principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Company’s Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this report and have concluded that the disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. Specifically, our independent auditors identified deficiencies in our disclosure controls and procedures with respect to the accounting for the issuance and amortization of certain warrants. We are undertaking efforts to improve and strengthen our disclosure control processes and procedures to fully remedy these deficiencies. Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has worked with all personnel to make certain that all documents receive wide circulation within the company so that information is available for the preparation of financial statements.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended February 28, 2007.

ITEM 5. Other Information

None.
ITEM 6.  Exhibits and Reports on Form 8K

(a) Exhibits
    The following exhibits are filed with this Quarterly Report on Form 10-QSB:

Exhibit Number	Description of Exhibit
31.1	Certification the President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Director pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C.Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

In a Form 8-k filed September 14, 2006 the company announced changes in principal officers. Effective August 28, 2006, Dr. Kenneth Lehrer has vacated the position of Chief Financial Officer and has been elected Senior Economist. Larry Hornbrook has been elected as Vice President of the Company and will fill the vacancy of Chief Financial Officer.

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

AZTEC OIL & GAS, INc.

Dated: April 16, 2007	By: /s/Larry A. Hornbrook
Larry A. Hornbrook
Chief Financial Officer