Form 10QSB
period 2007-05-31
AZTEC OIL & GAS, INC.
filed 2007-07-16
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

[Ö] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2007

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

As of July 3, 2007, the issuer had 30,253,466 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes [ ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	May 31, 2007	August 31, 2006
ASSETS
Current Assets:
Cash	$112,994	$181
Accounts Receivable	45,171	114
Prepaid Expenses	7,500	27,175

Total Current Assets	165,665	27,470
Oil and natural gas properties,
successful efforts method of accounting,
net of impairment and dry hole costs	1,340,290	307,476
TOTAL ASSETS	$1,505,955	$334,946

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Notes payable	$245,607	$5,000
Common stock payable	143,618	52,800
Accounts payable	343,991	215,502
Total Liabilities	733,216	273,302

Minority Interest	1,467,013	-

Stockholders’ Equity (Deficit)

Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 30,152,910 and 29,055,549 shares issued and outstanding, respectively	30,152	29,055
Additional paid-in capital	2,833,854	2,756,122
Deficit accumulated during the exploration stage	(3,558,380)	(2,723,633)
Total Stockholders’ Equity (Deficit)	(694,274)	61,644
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,505,955	$334,946

See accompanying Notes to Financial Statements

3

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATEDSTATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception Through
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006	May 31, 2007
Oil and Gas Revenues	$ 18,966	$ 1,154	$ 41,668	$4,500	$48,017

General & Administrative	187,224	156,250	787,644	548,021	2,601,638
Oil and Gas Expenses	5,651	3,913	7,121	8,512	21,652
Dry Hole Costs	-	181,778	-	181,778	198,953
Depletion	1,330	-	2,952	-	2,952
Impairment	-	-	72,948	-	2,032,585
Total Expenses	(194,205)	(341,941)	(870,665)	(738,311)	(4,857,780)

Partnership Income (Loss)	-		-	213,660	(505,340)
Gain on Sale of Assets	-		-	1,341,744	1,341,744
Interest Expense	(3,276)	(32,602)	(6,235)	(94,765)	(371,536)
Gain on Extinguishment of Debt	-	-	-	-	271,289
Discount on Payoff of Notes	-	-	-	-	396,928
Discount on Note Receivable	-	(78,046)	-	(78,046)	(78,046)
Interest Income	-	16,123	485	23,413	196,344

Total Non-Operating Income (Loss)	(3,276)	(94,525)	(5,750)	1,406,006	1,251,383

NET INCOME (LOSS)	$ (178,515)	$(435,312)	$(834,747)	$672,195	$(3,558,380)

Basic Income (Loss) per Share	$ (0.01)	$ (0.02)	$(0.03)	$0.04

Basic Weighted Average
Shares Outstanding	29,877,307	28,458,196	29,527,906	27,548,608

Diluted Income (Loss) per share	$ (0.01)	$ (0.02)	$(0.03)	$0.03

Diluted Weighted Average
Shares Outstanding	29,877,307	28,458,196	29,527,906	40,548,608

See accompanying Notes to Financial Statements

4

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Nine Months Ended May 31,		Inception Through May 31,
	2007	2006	2007
Cash Flows Used in Operating Activities
Net Income (Loss)	$(834,747)	$672,195	$(3,558,380)

Adjustments to Reconcile Net Income (Loss)
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	-	(213,660)	505,340
Share Based Compensation	394,276	221,334	1,256,953
Amortization			150,723
Depletion	2,952	-	2,952
Gain on Sale of Assets	-	(1,341,744)	(1,341,744)
Gain on Settlement	-	-	(349,381)
Dry Hole Costs	-	181,778	198,953
Discount on Note Receivable	-	78,046	78,046
Impairment	72,948	-	2,032,585
Changes in:
Accounts Receivable	(45,057)	(109)	(57,757)
Prepaid Expenses	22,470	(5,974)	(21,079)
Accounts Payable	128,489	62,925	394,685
Accrued Expenses	-	8,580	(266,287)
Net Cash Used in Operating Activities	(258,669)	(336,629)	(974,391)

Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	-	(1,850,000)
Repayment of Loan to Z3, LLC	-	1,596,066	1,862,586
Payment of Loan Payable Costs	-	(332,583)	(100,000)
Proceeds from Sale of Assets	-	25,000	1,477,358
Acquisition of Oil and Gas Properties	(1,111,509)	(99,340)	(1,446,436)
Prepaid Well Costs	-	-	(81,601)

Net Cash Provided by (Used in)
Investing Activities	(1,111,509)	1,189,143	(135,298)

Cash Flows Provided by
Financing Activities
Note payable to Bank			1,950,000
Proceeds from Limited Partnership	1,242,384	-	1,242,384
Proceeds from Notes Payable	353,500	72,000	946,667
Payments on Notes Payable	(112,893)		(2,928,573)
Proceeds from the Sale of Preferred Stock	-	-	15,000
Net Cash Provided by
Financing Activities	1,482,991	72,000	1,225,478
Net Increase (Decrease) in Cash	112,813	924,514	112,994

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	$112,994	$985,045	$112,994
Cash paid during the year for:
Interest	$6,235	$94,765	$369,948
Tax	$-	$-	$-

Other non-cash disclosures
Stock issued for debt	$-	$-	$1,123
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

During the quarter ended May 31, 2007, Aztec issued 464,304 shares of common stock valued at $51,654 for consulting services directors’ fees.

NOTE 3 - INVESTMENT IN DRILLING PARTNERSHIP

During December 2006, Aztec Oil & Gas Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas Drilling Partnership.  In this new Partnership, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, retained a thirty percent ownership and acts as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, serves as the Partnership’s drilling company and operator.

As planned, Aztec Oil & Gas, Inc., through its subsidiaries (collectively “Aztec”), drilled and completed four (4) wells in Doddridge County West Virginia for participation of the Aztec 2006A Oil & Gas Drilling partnership.  All four of the Wells were successful and were completed in four or five zones each.  The wells started producing in May 2007.

NOTE 4 – NOTES PAYABLE

Aztec has an agreement with CSI Energy, LP (“CSI”) wherein CSI has agreed to provide the Company with funds as needed to permit the Company to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2006. As part of this arrangement, Aztec holds a note in the amount of $240,000 payable to CSI.  The note bears interest at a rate of 9% per annum and is payable to CSI upon demand.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association. The line of credit is for $100,000 and expires on May 29, 2008. Interest on any outstanding balances will charged at one-half of one percent above the Amegy Bank National Association prime rate. At the time of signing, the prime rate was eight and one-quarter percent (8.25%), making the loan rate eight and three-quarters percent (8.75%).  As of July 11, 2007, the amount outstanding under this facility was $50,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As used in this Form 10-QSB, references to “Aztec”, the "Company," "we," “our” or "us" refer to Aztec Oil & Gas, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-QSB.  We and our representatives may, from time to time, make written or verbal forward-looking statements, including statements contained in our filings with the United States Securities and Exchange Commission and in our reports to shareholders.  Generally, the inclusion of the words “believe”, “expect”, “intend”, “estimate”, “anticipate”, “will”, and similar expressions or the converse thereof, identify statements that constitute “forward-looking statements”.

These forward-looking statements are subject to uncertainties and other factors that could cause actual results to differ materially from such statements as a result of a number of risks and uncertainties including: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash.

Overview

Aztec’s business plan calls for purchasing of interests in producing oil and gas properties with undeveloped reserves.  Aztec’s growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement, Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones. The wells were connected to the pipeline during Aztec’s fourth quarter of 2006. As of May 31, 2007, both of the wells are producing.

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. To date, thirty eight wells have been drilled. Currently, twenty-one wells are producing and five are waiting on connections to pipelines. Additionally, twelve wells are currently under evaluation.

During December 2006, Aztec completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006 Oil & Gas Drilling Partnership (the “Partnership”), with approximately 20 outside investors. As of May 31, 2007, Aztec had raised $1,357,000 net of related fees and fair value of warrants associated with the private placement from investors toward funding the partnership.  In this Partnership, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, retained a thirty percent ownership and acts as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator. As planned, Aztec Oil & Gas, Inc., through its subsidiaries (collectively “Aztec”), drilled and completed four (4) wells in Doddridge County West Virginia for participation of the Aztec 2006A Oil & Gas Drilling partnership.  All four of the Wells were successful and were completed in four or five zones each.  The wells started producing in May 2007.

Management is in the process of seeking other businesses to acquire so that it can expand its operations. The analysis of new business opportunities and evaluating new business strategies will be undertaken by or under the supervision of Aztec’s directors. In analyzing prospective businesses opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. Aztec anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

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

Aztec has not demonstrated a successful business plan or profitability to date, and Aztec anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures Aztec earmarks to execute its new business strategy. As of May 31, 2007, Aztec had an accumulated deficit of $3,558,381. Aztec expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

Results of Operations

For the three months ended May 31, 2007, the Company recognized oil and gas revenue of $18,966 as compared to $1,154 for the same period last year.  Oil and Gas expenses were $5,651 for the three month period as compared to $3,913 for the same period last year. Depletion expense was $1,330 as compared to $0 for the same period in the prior year. General and administrative expenses for the three months ended May 31, 2007 were $187,224 as compared to $156,250 for the same period last year. For the three months ended May 31, 2007, the Company recognized interest income of $0 as compared to $16,123 interest income for the same period last year.

For the nine months ended May 31, 2007, the Company recognized oil and gas revenue of $41,668 as compared to $4,500 for the same period last year.  Oil and Gas Expenses were $7,121 for the nine month period as compared to $8,512 for the same period last year. Depletion expense was $2,952 as compared to $0 for the same period in the prior year.  General and administrative expenses for the nine months ended May 31, 2007 were $787,644 as compared to $548,021 for the same period last year. For the nine months ended May 31, 2007, the Company recognized interest income of $485 as compared to $23,413 interest income for the same period last year.

Liquidity and Capital Resources

During nine months ended May 31, 2007 Aztec issued 1,097,361 shares of common stock valued at $129,429. Additionally, under the agreement of the PPM, Aztec issued 255,852 warrants valued at $4,902.

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
On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association. The line of credit is for $100,000 and expires on May 29, 2008. Interest on any outstanding balances will charged at one-half of one percent above the Amegy Bank National Association prime rate. At the time of signing, the prime rate was eight and one-quarter percent (8.25%), making the loan rate eight and three-quarters percent (8.75%).  As of July 11, 2007, the amount outstanding under this facility was $50,000.

Aztec has an agreement with CSI Energy, LP (“CSI”) wherein CSI has agreed to provide the Company with funds as needed to permit the Company to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2006. As part of this arrangement, Aztec holds a note in the amount of $240,000 payable to CSI .  The note bears interest at a rate of 9% per annum and is payable to CSI upon demand.

Other than the CSI agreement and the above mentioned notes, the Company does not have any preliminary agreements or understandings between the Company and its officers and directors with respect to loans or financing to operate the Company.

As of May 31, 2007, Aztec had $112,994 in cash. Aztec believes, between its current credit arrangements and cash on hand, that it has enough monies to sustain itself for the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal quarter ended May 31, 2007.

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

In a Form 8-K filed  June 15, 2007, the Company’s board of directors has elected Franklin C. Fisher, Jr. as its new Chief Executive Officer.  Mr. Fisher has also been elected to the position of Chairman of the Board of Directors.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEC OIL & GAS, INC.

Dated: July 16, 2007	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer