Form 10QSB/A
period 2007-05-31
AZTEC OIL & GAS, INC.
filed 2007-07-19
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB/A

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

See accompanying Notes to Financial Statements

3

AZTEC OIL & GAS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended		Inception Through
	May 31, 2007	May 31, 2006	May 31, 2007	May 31, 2006	May 31, 2007
Oil and Gas Revenues	$ 18,966	$ 1,154	$ 41,668	$4,500	$48,017

General & Administrative	247,086	156,250	787,644	548,021	2,601,638
Oil and Gas Expenses	5,651	3,913	7,121	8,512	21,652
Dry Hole Costs	-	181,778	-	181,778	198,953
Depletion	1,330	-	2,952	-	2,952
Impairment	-	-	72,948	-	2,032,585
Total Expenses	(254,067)	(341,941)	(870,665)	(738,311)	(4,857,780)

Partnership Income (Loss)	-		-	213,660	(505,340)
Gain on Sale of Assets	-		-	1,341,744	1,341,744
Interest Expense	(3,276)	(32,602)	(6,235)	(94,765)	(371,536)
Gain on Extinguishment of Debt	-	-	-	-	271,289
Discount on Payoff of Notes	-	-	-	-	396,928
Discount on Note Receivable	-	(78,046)	-	(78,046)	(78,046)
Interest Income	-	16,123	485	23,413	196,344

Total Non-Operating Income (Loss)	(3,276)	(94,525)	(5,750)	1,406,006	1,251,383

NET INCOME (LOSS)	$ (238,377)	$(435,312)	$(834,747)	$672,195	$(3,558,380)

Basic Income (Loss) per Share	$ (0.01)	$ (0.02)	$(0.03)	$0.04

Basic Weighted Average
Shares Outstanding	29,877,307	28,458,196	29,527,906	27,548,608

Diluted Income (Loss) per share	$ (0.01)	$ (0.02)	$(0.03)	$0.03

Diluted Weighted Average
Shares Outstanding	29,877,307	28,458,196	29,527,906	40,548,608

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

Results of Operations

For the three months ended May 31, 2007, the Company recognized oil and gas revenue of $18,966 as compared to $1,154 for the same period last year.  Oil and Gas expenses were $5,651 for the three month period as compared to $3,913 for the same period last year. Depletion expense was $1,330 as compared to $0 for the same period in the prior year. General and administrative expenses for the three months ended May 31, 2007 were $247,086 as compared to $156,250 for the same period last year. For the three months ended May 31, 2007, the Company recognized interest income of $0 as compared to $16,123 interest income for the same period last year.

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

AZTEC OIL & GAS, INC.

Dated: July 19, 2007	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer