Form 10KSB
period 2007-08-31
AZTEC OIL & GAS, INC.
filed 2007-12-14
CIK 789606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2007

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

State the issuer's revenue for its most recent fiscal year (ending August 31, 2007): $ 99,616.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of November 30, 2007: $1,195,088 (19,918,130 shares times $0.06) .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:

As of November 30, 2007, there were 30,777,772 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

As used in this Form 10-KSB, references to “Aztec,” the “Company,” the “Registrant,” “we,” “our” or “us” refer to Aztec Oil & Gas, Inc., including its subsidiaries, unless the context otherwise indicates.

Forward-Looking Statements

This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” "plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are discussed below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Business Development and Organization

The Company was originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances in 1990 the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc.

Aztec is a Houston-based oil and gas exploration and production (E&P) company focusing on numerous areas in the U.S. Since its formation under the laws of the State of Nevada in 2004, Aztec's business plan has been to purchase, organize, manage, and participate in oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations. We are a development stage company. We have two wholly owned subsidiaries, Aztec Energy, LLC ,[ a Nevada LLC organized on August 15, 2006] and Aztec Drilling & Operating, LLC [a Nevada LLC organized on August 15, 2006.],

On August 13, 2004, the Registrant effected a 3-for-1 forward stock split.

Aztec’s Business.

Aztec’s business plan is divided into three phases:

Phase one of Aztec's business plan called for purchasing interests in producing oil & gas properties with undrilled reserves.  Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. Once the well hard costs are repaid to those participation investors, the Company expects that any working interest revenues would be split approximately 50-50 between those participation investors and Aztec and other lease interest holders. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan called for investing in various drilling prospects with industry professionals. During this phase, Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. To date, four of the wells have been completed, three are awaiting evaluation and completion, and three have been plugged and abandoned. Aztec is also participating in a forty-three well project in Pennsylvania.  Of the 43 wells drilled, 19 are currently in production, 4 wells were turned online in late September 2007 and 5 wells are waiting for the PPL tap installation.

Phase three of Aztec’s business plan calls for originating, developing and managing balanced, low risk, highly focused developmental drilling projects, with investors in areas with low drilling costs and high success rates where the process can be repeated in a relatively consistent manner.  This stage further balances Aztec’s approach to profitable energy asset development through low-risks, highly focused, predominantly “development” drilling projects.

Through its subsidiaries, Aztec recently drilled four (4) successful wells in Doddridge County, West Virginia under its first sponsored “outside investor” drilling partnership (Aztec 2006A Oil & Gas Limited Partnership).  All four wells are presently producing and selling both natural gas and oil.

Aztec is currently in its third stage of development. In this stage, Aztec will focus on drilling in basins, such as in the Appalachian regions of the United States, which are near the high energy usage “northeastern corridor” of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.

In order to execute our business plan, we have entered into consulting agreements with several of our officers and directors to provide financial services to the Company.  The Company plans to retain consultants with respect to current and proposed properties and operations.  The Company, from time to time, may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006A Oil & Gas Limited Partnership, with 22 outside investors. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced in February 2007. Four wells have been drilled and connected to the gas pipeline and are producing both gas and oil.   Aztec raised $1,132,384 net or related fees and fair value of warrants associated with the private placement from outside investors toward funding the partnership.

In this new Partnership, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator.

As of the date of this report, Aztec has raised another $888,724, net of related fees and fair value of warrants associated with the private placement from outside investors toward funding its second partnership

The Company has an operating history since 2004 with oil and gas properties, upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses, uncertainties and difficulties frequently encountered by companies in the early stages of development, and particularly by such companies entering a new phase of its business plan. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company’s operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not demonstrated a successful business plan or profitability to date, and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of August 31, 2007, the Company had an accumulated deficit of $(3,733,258).  The Company expects that its operating expenses will increase as it defines and executes new phases of its business strategy, especially in the areas of acquisitions.

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

Competition

The search for viable oil and gas prospects and leases is intensely competitive.  The Company  competes with other business entities, many of which have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in the business.  There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

There are many companies and individuals engaged in the oil business.  Some are very large and well established with substantial capabilities and extensive earnings records.  The Company is at a competitive disadvantage with some other firms and individuals in acquiring and disposing of oil properties since they have greater financial resources and larger technical staffs than the Company.  In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted, affect the production and marketing of oil.  These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

Government Regulation

In general, our oil production activities are, and any drilling operations of the Company would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management).  Regulation of the Company’s production, transportation and sale of oil or gas has a significant effect on the Company and its operating results.

The current production operations of the Company are, and any drilling operations of the Company would be, subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, prevent waste and protect correlative rights, and aid in the concentration of natural gas and oil.  Typical state regulations require permits to drill and produce oil, protection of fresh water horizons, and confirmation that wells have been properly plugged and abandoned.

In addition, various federal and state authorities have the authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters.  Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of our current oil production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company’s future oil production, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company’s oil production activities.  The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently.

Employees

The Company currently has one President who is also the Chief Executive Officer, one Chief Financial Officer, one Senior Economist, one Corporate Secretary and a separate Director.  The Company has no intention of adding full time employees until it can become a profitable entity.  Notwithstanding, the Company plans to retain consultants with respect to current and proposed properties and operations.  The Company, from time to time, may retain independent engineering and geological consultants and the services of leas brokers and geophysicists in connection with its operations.

Risk Factors

Risk Factors Relating to Our Business

Limited Operating History

The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan.

The Company’s ability to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company's operations, the introduction and development of different or more extensive techniques by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, has allowed the Company to attract, retain and motivate qualified personnel in general economic conditions.

Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of August 31, 2007, the Company had an accumulated deficit of $(3,733,258) dollars. Management expects its expenses will increase as the Company further executes its business plan. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Developing New Business Strategies

Until the Company acquired Z2, LLC, on September 15, 2004 (which was subsequently sold in February 2006), the Company had been inactive. With the acquisition of Z2, LLC, the Company developed a business strategy to team-up with outside participation investors who will assume the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.

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

Selection of a Business Opportunity

Should the Company pursue other potential business opportunities, it anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon the personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company.

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

During 2005 Aztec retained the services of Doherty & Company, LLC., a firm specializing in acquisitions, specifically for the purpose of identifying acquisition targets. Aztec's business model is based on purchasing interests in proven, producing oil & gas properties with underexploited drilling sites rather than taking on the very large expenses and high risks associated with traditional drilling and exploration. With its retention of Doherty & Company, LLC.,  Aztec began looking at other potential oil & gas properties and/or drilling prospects in which it may have the potential to acquire working interests in an effort to boost its oil & gas properties portfolio and thus further increase its overall oil production capabilities. On February 15, 2006, the relationship with Doherty & Co. was terminated.

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

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's control. See "Limited Operating History." As a strategic response to changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

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

The drilling of natural gas and oil wells is highly speculative and risky and may result in unprofitable wells.

Natural gas and oil drilling is a highly speculative activity. The wells drilled may not be productive. Even completed wells may not produce enough natural gas or oil to show a profit. Delays and added expenses may also be caused by poor weather conditions affecting, among other things, the ability to lay pipelines.
Prices for natural gas and oil have been quite unstable; a decline could cause the Company to be unprofitable.

Global economic conditions, political conditions, and energy conservation have created unstable prices. Revenues of each well are directly related to natural gas and oil prices which the Company cannot predict. A decline in gas and oil prices would result in lower revenues for the Company. Prices for natural gas and oil are likely to remain extremely unstable.

Rapid growth of production in the Appalachia regions may result in lower prices and production restrictions until new pipeline facilities are put in service.
The Appalachian Region, including areas of the Company's West Virginia prospects, has sometimes in the past experienced lower prices and occasional curtailments resulting from a local oversupply situation for natural gas. This situation has abated; however, if excess production exceeds the additional pipeline capacity, or if producers continue to successfully develop new supplies in the area and if additional pipeline facilities or markets are not developed to utilize or transport the new supplies, a local surplus could continue or reoccur, resulting in lower prices and/or production curtailment.

Environmental hazards involved in drilling gas and oil wells may result in substantial liabilities for the Company.

There are numerous natural hazards involved in the drilling of wells, including unexpected or unusual formations, pressures, blowouts, etc. involving possible damages to property and third parties, surface damages, bodily injuries, damage to and loss of equipment, reservoir damage and loss of reserves. Uninsured liabilities may result in the loss of Company properties. The Company may be subject to liability for pollution, abuses of the environment and other similar damages. Insurance coverage may be insufficient to protect the Company. In that event, Company assets would pay personal injury and property damage claims and the costs of controlling blowouts or replacing destroyed equipment rather than for drilling activities. These payments would cause the Company to be less profitable.

Increases in drilling costs would reduce the Company's profitability.

 The oil and gas industry historically has experienced periods of rapid cost increases. Increases in the cost of exploration and development would affect the ability of the Company to acquire additional leases, gas and oil equipment, and supplies. The foregoing would increase costs and may lead, depending on the price which the Company receives for its oil or gas, to lower profits of the Company.

Reduced availability of drilling rigs, due in part to intense competition in drilling, may delay the drilling of wells.

A large number of companies and individuals engage in drilling for natural gas and oil; and there is competition for the most desirable leases as well as materials and equipment to drill and complete wells. Increased drilling operations in some areas of the United States have resulted in the decreased availability of drilling rigs and gas/oil field tubular goods. Also, international developments and the possible improved economics of domestic oil and gas exploration may influence others to increase their domestic oil and gas exploration. These factors may reduce the availability of rigs, equipment and services to the Company resulting in delays in drilling activities. The reduced availability of rigs, equipment and services could delay the Company in drilling wells on a timely basis and delay the production of natural gas or oil.

Local delays in Company gas or oil production could reduce the Company's profitability.

Wells drilled for the Company may have access to only one potential market. Local conditions including but not limited to closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints and development of local oversupply or deliverability problems could halt or reduce sales from Company wells. A delay in the production and sale of the Company's gas and oil could reduce the Company's profitability.

Risks Relating to Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 100,000,000 shares of common stock and 100,000 shares of preferred stock.  The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock”, for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules requires: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  There is no assurance that stockholders will be able to sell shares when desired.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at One Riverway, Suite 1700, Houston, Texas 77056. Our telephone number is (713) 840-6444.

The Company participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec is participating as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2), which cost approximately $3.5 million to drill to a vertical depth of approximately 14,300 feet, had a spud (start) date of April 15, 2005. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. According to the program's operator and several consulting geologists, both well sites targeted formations that are considered to contain natural gas plus some condensate. Both wells have been drilled and completed into target zones.  They were connected during the second quarter of 2006 and are now flowing commercial quantities of natural gas. Both wells have untapped upper zones which are estimated to contain substantial additional reserves.

Aztec has a minority interest in two gas wells in McIntosh County, Oklahoma that have been drilled, completed and are awaiting immediate pipeline hookup.  One is a conventional well, and the second is a horizontal, Coal Bed Methane (CBM) well.  Two additional wells have currently been drilled and are awaiting evaluation.

Early in May 2005 Aztec announced its participation in a minority interest in one well, McCoy #2 in the Barnett Shale play area.  The well was completed and the Operator reported good gas and oil shows.  The well initially produced primarily oil with limited gas.  However gas flows have increased over time.  The well is currently producing but has experienced mechanical issues that have caused production to vary significantly.  The Operator continues to address these issues while attempting to produce the well.

On October 26, 2005, Aztec announced that it has taken a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. Of the 43 wells drilled to date in the Bradley 2005 Program, 19 are currently in production, 4 wells were turned on line in late September and 5 wells are waiting for the PPL tap installation. It owns a minority interest in a productive 43-well oil and natural gas program in Clearfield, Cambria and Potter counties in Pennsylvania.  Aztec also owns a minority interest in two Deep Lake wells in Cameron Parish, Louisiana range from 13,600 to 14,300 feet in depth, both of which are productive.  Aztec additionally participated in one well in Wharton County, Texas that is currently producing and one well in the Barnett Shale play area of Texas that had good initial oil and gas shows, but is experiencing mechanical problems.

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006A Oil & Gas Limited Partnership, with 22 outside investors. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced in February 2007. Four wells have been drilled and connected to the gas pipeline and producing both gas and oil.

 ITEM 3. LEGAL PROCEEDINGS.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matters to a vote of security holders during the fiscal year ended August 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company's common stock was cleared for trading on the OTC Bulletin Board system. Our stock symbol is AZGS. For the year ended August 31, 2007, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $0.19 high bid, and $0.03 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit. Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

CALENDAR QUARTER	HIGH	LOW
FISCAL 2005

Quarter ended November 30, 2004	$2.90	$0.10
Quarter ended February 28, 2005	$1.78	$0.81
Quarter ended May 31, 2005	$2.49	$0.67
Quarter ended August 31, 2005	$0.70	$0.47

FISCAL 2006

Quarter ended November 30, 2005	$0.51	$0.28
Quarter ended February 28, 2006	$0.32	$0.15
Quarter ended May 31, 2006	$0.26	$0.13
Quarter ended August 31, 2006	$0.22	$0.10

FISCAL 2007
Quarter ended November 30, 2006	$0.10	$0.03
Quarter ended February 28, 2007	$0.13	$0.07
Quarter ended May 31, 2007	$0.18	$0.11
Quarter ended August 31, 2007	0.19	$0.03

Holders

The approximate number of holders of record of common stock as of November 30, 2007 was approximately one hundred twenty (120).

Dividends

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

Stock Repurchase

The Company did not repurchase any of its shares during the fiscal year covered by this report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

As of the date of this report, Aztec has raised $888,724 net of related fees and fair value of warrants associated with the private placement from outside investors toward funding another partnership.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes and risk factors included in this Report.

Plan of Operation

As described above, the Company is a developmental stage company whose principal business objective is to purchase oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

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

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006.

For the twelve months ended August 31, 2007, the Company recognized partnership income of $0 and interest income of $485 as compared to partnership income of $213,660 and interest income of $30,316 for the same period last year. For the twelve months ended August 31, 2007, the Company had oil and gas income of $99,616 as compared to $6,049 for the same period last year. Oil and Gas Expenses were $26,561 and $11, 068, for the twelve month period ended August 31, 2007 and 2006, respectively. Total operating expenses for the twelve months ended August 31, 2007 were $1,094,711 as compared to $1,108,986 for the same period last year.

As of August 31, 2007, we had a working capital deficit of $(3,733,258) . For the fiscal year ended August 31, 2007, the Company had a net loss of $1,009,624 compared with a $1,072,954 net gain for the prior fiscal year.

As of the date of this report Aztec has raised $888,724 net of related fees and fair value of warrants associated with the private placement from outside investors toward funding another partnership.

In these new Partnerships, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, will serve as the Partnership’s drilling company and operator.

Liquidity and Capital Resources

As of August 31, 2007, the Company had $4,771 in cash. Over the next twelve months, the Company plans to retain consultants with respect to current and proposed properties and operations. The Company, from time to time, may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

The Company believes it has sufficient funding to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has little revenue and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms. In the event the Company is able to complete a business combination during this period, lack of its existing capital may be a sufficient impediment to prevent it from accomplishing the goal of completing a business combination. There is no assurance, however, that without funds it will ultimately allow the Company to complete a business combination. Once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

 The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities, and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. We may have to borrow money from shareholders or issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional funds will be available to us.

The Company has an agreement with CSI Energy, LP (“CSI”) wherein CSI has agreed to provide the Company with funds as needed to permit the Company to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2007.  Other than the CSI agreement, the Company does not have any preliminary agreements or understandings between the Company and its officers and directors with respect to loans or financing to operate the Company.   As of the date of this report, the balance due to CSI is $205,560.

On May 31, 2007 the company signed a line of credit agreement with Amegy Bank.  The line of credit was for $100,000.  On August 15, 2007 the line of credit was increased to $200,000.  As of November 30, 2007 the Company had drawn $185,000 against the line of credit. The interest rate on the line of credit is 8.75% and matures on May 29, 2008.]

Going Concern Consideration

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

TABLE OF CONTENTS

PAGE
Balance Sheet	F-13
Statements of Operations	F-14
Statement of Stockholders' Deficit	F-15
Statements of Cash Flows	F-16
Notes to Financial Statements	F-17-27

AZTEC OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEET
August 31, 2007

Current Assets
Cash	$ 4,771
Accounts Receivable	41,875
Prepaid Oil & Gas Costs	13,989
Total Current Assets	60,635
Oil and natural gas properties,
successful efforts method of accounting
Unproved properties - not currently amortized,
net of impairment and dry hole costs of $198, 953	1,326,899
Non-current Assets
Restricted Funds	740,000
TOTAL ASSETS	$ 2,127,534

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	79,967
Salary Payable	7,780
Notes payable	120,000
Common stock payable	149,196
Total current liabilities	356,943

Long Term Liabilities
Notes payable to related parties	545,560
Total long term liabilities	545,560

Total Liabilities	902,503

Minority Interest	2,072,683

Stockholders’ Equity Preferred stock, Series A, $.001 par value, 100,000 shares
Authorized, issued and outstanding respectively	100
Common stock, $.001 par value, 100,000,000 shares
authorized, 30,677,772 issued and
outstanding	30,677
Additional paid-in capital	2,854,829
Deficit accumulated during the development stage	(3,733,258
Total Stockholders’ Equity	(847,652)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,127,534

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended August 31,		Through Inception
	2007	2006	August 31,2007
Oil and Gas Income	$99,616	$6,049	$105,966

General & Administrative	976,393	808,905	2,697,663
Oil and Gas Expenses	26,561	11,068	37,779
Dry Hole Costs	(450)	181,778	198,503
Amortization	-	-	94,795
DD&A	9,004		9,004
Impairment	83,203	-	2,042,840,
Total Operating Expenses	(1,094,711)	(1,,001,751)	(5,080,584)
Partnership Income (Loss)	-	213,660	(505,340)
Interest Expense	(15,326)	(107,235)	(381,998)
Gain on Sale of Assets	312	1,341,744	1,342,056
Extinguishment of Debt	-	271,289	271,289
Discount on Payoff of Notes	-	396,928	396,928
Discount on Note Receivable	-	(78,046)	(78,046)
Interest Income	485	30,316	196,344
Total Non-operating
Income (Loss)	(14,529)	2,068.656	1,241,233

NET INCOME (LOSS)	$(1,009,624)	$1,072,954	$(3,733,258)

Basic Income
(Loss) per Share	$(0.04)	$0.04

Weighted Average
Shares Outstanding		27,884,829

Diluted Income per share	$(0.003)	$0.04

Diluted Weighted Average
Shares Outstanding		27,920,694
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(Formerly Aztec Communications Group, Inc.)
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ DEFICIT
Years Ended August 31, 2007, 2006, 2005, and 2004

	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated During the Development Stage	Totals
Balances, August 31, 2003	$-	$22,107	$1,937,430	$(1,964,637)	$(5,100)

Stock Issued for Services	50	2,400	84,550		87,000
Stock Issued for Cash	50		14,950		15,000
Net Loss				(166,303)	(166,303)
Balances, August 31, 2004	100	24,507	2,036,930	(2,130,940)	(69,403)

Stock Issued for Services	-	2,775	357,741	-	360,516
Net Income (Loss)				(1,665,648)	(1,665,648)
Balances, August 31, 2005	100	27,282	2,394,671	(3,796,588)	(1,374,535)

Stock Issued for Services		1,773	310,728		312,501
SFAS 123R compensation expense			50,723		50,723
Net Income				1,072,954	1,072,954
Balances, August 31, 2006	100	29,055	2,756,122	(2,723,634)	61,643

Stock Issued for Services		1,622	276,806		278,428
SFAS 123R compensation expense
Syndication Costs			(178,099)		(178,099)
Net Income				(1,009,624,)	(1,009,624)

Balances, August 31, 2007	100	$30,677	$2,854,829	$(3,733,258)	$(847,652)

	Preferred Shares	Common Shares
Balances, August 31, 2003	-	22,107,150

Stock Issued for Services	50,000	2,400,000
Stock Issued for Cash	50,000	-
Balances, August 31, 2004	100,000	24,507,150

Stock Issued for Services	-	2,775,201
Balances, August 31, 2005	100,000	27,282,351

Stock Issued for Services	-	1,773,198
Balances, August 31, 2006	100,000	29,055,549

Stock issued for Services		1,622,223
Balances, August 31, 2007	100,000	30,677,772

See accompanying notes to financial statements.

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOW

	Twelve Months Ended August 31,		Inception Through
	2007	2006	August 31, 2007
Cash Flows Used in Operating Activities
Net Income (Loss)	$(1,009,624)	$1,072,955	$(3,733,258)
Adjustments to Reconcile Net Income
to Net Cash Used in Operating Activities:
Partnership (Income) Loss		(213,660)	505,340
Share Based Compensation	196,725	299,203	1,059,401
Amortization		50,723	150,723
Gain on Sale of Assets		(1,341,744)	(1,341,744)
Gain on Settlement		(349,381)	(349,381)
Deletion	9,004		9,004
Dry Hole Costs		181,778	198,953
Discount on Note Receivable		78,046	78,046
Impairment	82,753	-	2,042,390
Changes in:
Accounts Receivable	(41,761)	(114)	(54,461)
Prepaid Expenses	27,175	(16,269)	(16,374)
Accounts Payable	(135,536)	122,635	130,659
Accrued Expenses	7,780	(310,082)	(258,507)
Net Cash Used in Operating Activities	(863,484)	(425,910)	(1,579,207)
Cash Flows Used in Investing Activities
Loan to Z3, LLC		-	(1,850,000)
Repayment of Loan to Z3, LLC		143,708	1,862,586
Payment of Loan Payable Costs		-	(100,000)
Proceeds for Sale of Assets		1,477,358	1,477,358
Acquisition of Oil and Gas Properties	(1,113,975)	(102,644)	(1,448,902)
Prepaid Well Costs	(11,194)	-	(92,795)
Net Cash Provided by (Used in)
Investing Activities	(1,125,169)	1,518,422	(151,753)
Cash Flows Provided by Financing Activities
Note Payable	660,560		2,610,560
Repayment of Note Payable to Bank		(1,224,862)	(2,815,679)
Proceeds from Notes Payable		72,000	593,167
Proceeds from Sales of Preferred Stock			15,000
Proceeds from Limited Partnership	2,072,684		2,072,684
Net Cash Provided by (Used in)
Financing Activities	2,733,244	(1,152,862)	2,475,732
Net Increase (Decrease) in Cash		(60,350)	744,772

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	744,772$	$ 181	$ 744,772
Cash paid during the year for:
Interest	$15,326	$236,990
Tax	$	$ -
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Aztec Oil & Gas, Inc. (the “Company” or “Aztec”) was initially known as Aztec Communications Group, Inc. was organized in Utah on January 24, 1986, and did not have any activity from 1990 until 2004.  In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. Aztec changed its name to Aztec Oil & Gas, Inc. on August 13, 2004. Also on August 13, 2004, Aztec affected a 3-for-1 forward stock split.

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

Certain prior year amounts have been reclassified to conform with the 2007 presentation.

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

Revenue recognition. The Company recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by us is not significantly different from our share of production.

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

NOTE 2 - INCOME TAX

Income taxes are not due since Aztec has a net loss in retained earnings whereby the net income generated in 2005 is offset by the net losses from inception. Aztec has net operating losses of $1,040,474 which will expire in fiscal years starting in 2025.

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carry forwards	$354,000
Less: valuation allowance	(354,000)
Current net deferred tax assets	0

NOTE 3- EQUITY

During 2006, Aztec issued 1,622,223 shares valued at $347,362 to various consultants and directors for services.

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

A summary of the options issued by us for the year ended August 31, 2007 is as follows:

	Options	Weighted - Average Exercise Price per Share	Weighted - Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	22,600,000	$ .74	3.0	—
Granted	5,495,142	$ .74	3.0	—
Exercised		$ —	—	—
Surrendered/Canceled	-	$ —	—	—

Outstanding on August 31, 2007	28,095,142	$ .74	3.0	—

Exercisable on August 31, 2007	28,095,142	$ .74	3.0	—

The weighted-average grant-date fair value for the year ended August 31, 2007 was $0.74/share. No options were exercised during the year. The unrecognized share based compensation cost related to stock option expense at August 31, 2007 is $192,531 and will be recognized over a weighted average of 4.0 years.

During August 2007, 6,000,000 warrants issued during 2005 were cancelled and re-issued in accordance with a consulting agreement. The fair value on the grant date as determined using the Black Scholes warrant pricing model was $618,696. Estimates used in the model include a risk-free interest rates used of 4.8%, and expected volatility of 145%. The warrants are expensed over the remaining life of the consulting agreement which is approximately 8 years. As of 2007, $3,235 was amortized.

NOTE 4 - OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fell into the unproved, exploratory category. While some wells have been completed and are preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 5 - RELATED PARTY TRANSACTION

At August 31, 2007 the Company has common stock payable of $137,800 to Kirk N. Blackim. Mr. Blackim serves as Director and President of the Company. As of the date of this report this stock has been paid in full.

At August 31, 2007 the Company  has common stock payable of $11,396 to Larry A. Hornbrook.  Mr. Hornbrook serves as Chief Financial Officer of the Company and compensation is deferred until following year of services in compliance to consulting agreement between Mr. Hornbrook and Company.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our Chief Executive Officer and Chief Financial Officer.

Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B.  Other Information

On  September 10, 2007 the Company filed a Current Report on Form 8-K disclosing the resignation of Kirk N. Blackim as President and Director of the Company on September 5, 2007.  Effective as of the same date, Franklin C. Fisher, Jr., who had been serving as Chief Executive Officer and Chairman, also assumed the title of President.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Each director of our Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position	Director Since

Franklin C. Fisher, Jr.	67	President, CEO and Chairman	September 10, 2007

Larry Hornbrook	59	VP and CFO	August 25, 2006

Kenneth E. Lehrer	61	VP, Sr. Economist and Director	August 8, 2005

Mark Vance	53	Director	October 25, 2005

Kathryn E. Parks	24	VP and Secretary	June 12, 2006

Franklin C. Fisher, Jr.  President, CEO and Chairman. He was appointed President upon the resignation of Mr. Kirk Blackim in September 2007.

 Mr. Fisher, in 1964, joined a small, nearly bankrupt steel fabrication firm in Houston, TX as executive trainer.  After two years he bought out the owner in a leveraged buy-out.  The business was moved to new facilities within the following year and diversification of the firm’s activities was started.  Six years later, Mr. Fisher formed a holding company for his various enterprises which included:  construction (domestic and foreign), petrochemical plant rework, steel fabrication, design and erection, hydraulic motors (development and manufacturing), engineering/design, products distribution (domestic and foreign), oil and gas investment and production (domestic), real estate investment (domestic),  foreign investment (mine clearing firm in Egypt) and chemicals.

Mr. Fisher sold the firms, except those involved in trading and investments, to concentrate on personal investments, plus financial, legal, negotiation, and strategy consulting.  In 1975, Mr. Fisher became Chairman and a major shareholder of Ashford Bank (subsequently MBank Memorial).  It was highly successful and was sold to Mercantile Bank in 1983 and Mr. Fisher remained as Chairman until mid-1985 and on the Board of Directors until 1986 when he resigned.  Since 1983, he has concentrated on his oil and gas activities and on managing his own investments and companies in which he owns interests.  Additionally, he maintains a wide array of consulting projects involving strategy formulation and implementation, negotiation, legal strategy, financials restructuring, mergers, takeovers, workouts, public stock issues, investment analysis, and operational management.  He is active in the investment field plus oil and gas exploration and development, and involved in the mediation of litigation and other disputes.  Mr. Fisher received his B.A. from Texas A & M University which he attended on a football scholarship and received his Juris Doctorate degree from University of Texas.  He was admitted to practice law in Texas in 1964.  He was appointed to U.S. District Export Council by U.S. Secretary of Commerce in 1976 and for several subsequent terms.

Larry Hornbrook, VP and CFO

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

Dr. Lehrer has served with the Federal Home Loan Bank of Dallas as agent for the Federal Savings and Loan Insurance Corporation of - Acadia Savings and Loan Association, French Market Homestead Savings, Twin City Savings, First Savings of Louisiana and is a member of the National Association of Corporate Directors.

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

Kate Parks, VP and Secretary

Ms. Parks currently works for Sonfield & Sonfield, Attorneys at Law.  She also acts as a filing agent for EDGAR submitting information to the US Securities and Exchange Commission. From 2001 to 2006 Ms. Parks worked as a Registered Certified Pharmacy Technician.

Directors are elected in accordance with our bylaws to serve until the next annual stockholders meeting. Aztec does not currently pay compensation to directors for services in that capacity.

None of our directors or officers is a director in any other reporting companies.  None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years.  There are no family relationships among our directors or officers.  We are not aware of any proceedings to which any of our officers or directors, or any associate of any such officer or director, is a party adverse to our Company or any of our subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Code of Ethics.

The Company has not yet adopted a Code of Ethics because it has only three directors..

Audit Committee Financial Expert.

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.  The Board is of the opinion that an audit committee is not necessary since the Company has only three directors and to date, such directors have been performing the functions of an audit committee.

Committees and Procedures

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

(3) The members of the Board who acts as the nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to Section 6(a) of the Act (15 U.S.C. 78f(a).

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Aztec Oil & Gas, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended August 31, 2007, all reporting persons have complied with all applicable Section 16(a)
filing requirements. [Confirm].

ITEM 10. EXECUTIVE COMPENSATION.

As a result of the Company's current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2007. Aztec intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
	Annual Compensation

		Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Kirk N. Blackim (1)	2007	-0-	22.300	62,700
President/Director	2006	-0-	-0-	75,900
	2005	-0-	-0-	-0-

Franklin C. Fisher, Jr. (2)	2007	7,000	-0-	-0-
Chief Executive Officer, Chairman/Director

Kenneth E. Lehrer (3)	2007	-0-	-0-	66,000
VP, Sr. Economist/Director	2006	-0-	-0-	56,000
	2005	12,000	-0-	24,000

Larry Hornbrook (4) (6)	2007	-0-	-0-	20,258
VP, CFO, Director	2006	-0-	-0-	-0-
	2005	-0-	-0-	-0-

Mark Vance	2007	-0-	-0-	37,500
Director	2006	-0-	-0-	33,333
	2005	-0-	-0-	-0-

Kathryn E. Parks (5)	2007	-0-	-0-	1,950
VP and Secretary	2006	-0-	-0-	1,200
	2005	-0-	-0-	-0-

(1) In September 2005, the company retained the services of Kirk Blackim as President of the Company. Mr. Blackim was paid $6,600 in stock monthly for services. The number of shares is determined using the average value of the shares traded during the month. Additionally warrants were issued to Kirk Blackim for services for 800,000 shares at exercise prices ranging from $1.00 per share to $2.00 per share.  Mr. Blackim resigned as officer and director effective September 5, 2007.

(2) Mr. Franklin Fisher, Jr.  who had been serving as our CEO and Director assumed the position of President following the resignation of Kirk Blackim.  Mr. Fisher receives an annual salary of $24,000 and was granted

(3) On August 25, 2006, Dr. Kenneth Lehrer vacated the position of CFO and accepted the newly created position of Sr. Economist.

(4) In August 2006, the company retained the services of Mr. Larry Hornbrook as CFO and Vice President.  Mr. Hornbrook will be paid an hourly rate for his services.  One third of the amount will be paid in cash and two thirds will be paid in stock.  The number of shares is determined using the average value of the shares traded during the month.  Additionally warrants were issued to Larry Hornbrook for services for 200,000 shares at exercise prices ranging from $0.50 to $1.00 per share.

(5) On June 12, 2006, Ms. Danyel Owens resigned as Secretary of Aztec and the position was filled by Ms. Kathryn Parks.

(6) Larry A. Hornbrook received $227.88 in expense reimbursement.

LONG TERM COMPENSATION TABLE

		Long Term Compensation
		Awards		Payouts
Name and Principal Position	Year	Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)
Kirk N. Blackim	2007	-0-	$85,000	-0-	-0-
President/ Director	2006	-0-	$75,900	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Franklin C. Fisher, Jr.	2007	-0-	-0-	-0-	-0-
Chief Executive Officer and Chairman

Larry Hornbrook	2007	-0-	$10,104	-0-	-0-
VP, CFO	2006	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kenneth Lehrer (1)	2007	-0-	$66,000	-0-	-0-
VP, Sr. Economist,	2006	-0-	$56,000	-0-	-0-
Director	2005	$57,421	$54,000	-0-	-0-

Mark Vance	2007	-0-	$33,333	-0-	-0-
Director	2006	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kathryn Parks	2007	-0-	-0-	-0-	-0-
VP and Secretary	2006	-0-	$ 1,200	-0-	-0-
	2005	-0-	-0-	-0-	-0-
(1) Kenneth E. Lehrer received an additional 2,006 common shares in October, 2005.

The Company currently has one employment agreement which is with Mr. Fisher.

Grants of Stock Options and Stock Appreciation Rights

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended August 31, 2007.  Mr. Blackim, Mr. Hornbrook and Mr. Lehrer held an aggregate of 28,895,142 unexercised stock options held as of such date.

Long Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts

As of August 31, 2007 the Company had one employment agreements with its officers. On June 15, 2007, the Company entered into an employment agreement with Mr. Fisher.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A.            The following table lists, as of August 31, 2007, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 30,677,772 shares of our common stock issued and outstanding as of August 31, 2007.  Unless otherwise indicated, the address of each person listed is c/o Aztec Oil & Gas, Inc., One Riverway, Suite 1700, Houston, Texas 77056.

TITLE OF CLASS	NAME, ADDRESS OF BENEFICIAL OWNER AND POSITION(1)	SHARES OF COMMON STOCK	PERCENT OF CLASS(2)
Common	Franklin C. Fisher, Jr.	9,990,975	33.77%
	President, CEO, Director

Common	Larry Hornbrook	156,182	0.53%
	VP, CFO

Common	Ken Lehrer	408,839	1.38%
	VP, Sr. Economist, Director

Common	Mark Vance	193,628	0.63%
	Secretary, Director

Common	Kathryn E. Parks	10,000	0.03%
	VP & Secretary
All directors and officers
as a group (4 persons)		10,759,624	38.56%%

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

 (2) Unless otherwise provided, the calculation of percentage ownership is based on 30,677,772 shares of the Common Stock outstanding as of August 31, 2007, any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of November 30, 2007 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 15, 2007, the Company entered into an Executive Employment Agreement with Franklin C. Fisher, Jr. pursuant to which Mr. Fisher became our President and Chairman. In connection with the agreement, Mr. Fisher was issued 6,000,000 common stock purchase options. The option agreement provides that Mr. Fisher is entitled to exercise each option at $0.11 per share. The option expires 10 years from the date of the agreement.

At August 31, 2007 the Company has common stock payable of $137,800 to Kirk N. Blackim. Mr. Blackim serves as Director and President of the Company. As of the date of this report this stock has been paid in full. As of the date of this report, these stocks have been paid in full.

At August 31, 2007 the Company  has common stock payable of $11,396 to Larry A. Hornbrook.  Mr. Hornbrook serves as Chief Financial Officer of the Company and compensation is deferred until following year of services in compliance to consulting agreement between Mr. Hornbrook and Company.

Other than those disclosed herein, there are no transactions since the beginning of the fiscal year, or any proposed transaction in which any related person had or will have a direct or indirect material interest.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 13. EXHIBITS.

(a) EXHIBITS

Number                                Description

3.1                      Articles of Incorporation

3.2                      Bylaws

10.1                      Executive Employment Agreement between the Company and Franklin C. Fisher, Jr. dated June 15,2007.

31.1                      Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

31.2                      Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of2002.

32.1                      Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone & Bailey, PC are our independent auditors.   We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

AUDIT FEES

During Aztec's 2007 and 2006 fiscal years, Malone & Bailey, PC, billed Aztec $63,074 and $54,343, respectively, in fees for the audit of the Company's annual financial statements and the review of those financial statements included in the Company's quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES

The  aggregate fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended August 31, 2007 and 2006 were $0 and $0, respectively.

TAX FEES

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for fiscal 2007 and 2006, respectively.

ALL OTHER FEES

During Aztec's 2007 and 2006 fiscal years, the Company’s auditors billed Aztec $0 in fees for all other non-audit services rendered to Aztec, which amount includes tax related services of $0, foreign statutory audits of $0.

The Aztec Board of Directors believes that the provision of the services described under "All Other Fees" was compatible with maintaining Malone & Bailey, PC's independence from Aztec.

Policy on pre-approval of audit and permissible non-audit services

Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees.  Our Board of Directors pre-approves all non-audit services to be performed by the auditor.  The percentage of hours expended on the principal  accountant's engagement to audit our financial  statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	Aztec Oil & Gas, Inc.
Dated: December 14, 2007	By: /s/ Franklin C. Fisher, Jr.
Name: Franklin C. Fisher, Jr.
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)
Dated: December 14, 2007	By: /s/ Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)