Form 10KSB/A
period 2007-08-31
AZTEC OIL & GAS, INC.
filed 2008-01-03
CIK 789606

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

State the issuer's revenue for its most recent fiscal year (ending August 31, 2007): $ 114,706

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 21, 2007: $1,195,088 (19,918,130 shares times $0.06).

State the number of shares outstanding of each of the issuer's classes of common equity, as of the most practicable date:As of December 21, 2007, there were 30,777,772 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

As used in this Form 10-KSB, references to “Aztec,” “Company,” the “Registrant,” “we,” “our” or “us” refer to Aztec Oil & Gas, Inc., including its subsidiaries, unless the context otherwise indicates.

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

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”.  We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

(a) BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities

The Company was originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances, in 1990, the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc.and reorganized under the laws of the State of Nevada.  Since 2004, Aztec's business plan has been to purchase, manage and participate inoil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.

Aztec is a Houston-based, development stage oil and gas exploration and production company focusing on numerous areas in the U.S.

BUSINESS OF ISSUER

Principal Products, Services and Principal Markets.

Phase one of Aztec's business plan calls for purchasingworkinginterests in producing oil & gas properties with undrilled reserves.  Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. Four of the wells have been completed, three are awaiting evaluation and completion, and three have been plugged and abandoned. Aztec is also participatingas a working interest ownerin a forty-threewell project in Pennsylvania. Of the 43 wells drilled, 19 are currently in production as of August 31, 2007, 4 wells were turned on line in late September 2007 and 5 wells are waiting for pipeline tap installation.

Phase three of Aztec’s business plan calls for originating, developing and managing balanced, low risk, highly focused developmental drilling projects with investors in areas with low drilling costs and high success rates where the process can be repeated in a relatively consistent manner.  This stage further balances Aztec’s approach to profitable energy asset development through low-risk, highly focused, predominantly “development” drilling projects in which Aztec seeks participation from multiple individual and entity investors.

Aztec has alimitedoperating history since 2004 with oil and gas properties upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business. Aztec’sprospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Aztechas not demonstrated a successful business plan or profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of August 31, 2007, Aztec had an accumulated deficit of $(4,967,409)andexpects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

Thus, Aztecwill need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that Aztecis unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

Aztecparticipated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec participatedas a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2)was ”spudded” in April 2005 and cost approximately $3.5 million (gross) to drill to a vertical depth of approximately 14,300 feet. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. Both wells werecompleted into target zonesand are now flowing commercial quantities of natural gas and condensate.  Both wells have untapped upper zones which are estimated to contain substantial additional reserves.

Early in May 2005 Aztec announced its participation in a minority interest in one well, the McCoy #2, in the Barnett Shale play area of Texas.  The well was completed in 2006  and initially produced primarily oil with limited gas; however gas flows have increased over time.  The well is currently producing but has experienced mechanical issues that have caused production to vary significantly.  The Operator continues to address these issues while attempting to produce the well.

On October 26, 2005, Aztec purchaseda minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. Of the 43 wells drilled to date, 19 are currently in production as of August 31, 2007, 4 wells were turned on line in late September 2007, and 5 wells are waiting for the pipeline tap installation.

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec 2006A Oil & Gas Limited Partnership, with 22 outside investors. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced drilling in February 2007. Four wells have been completed as of the date of this report. The wells are connected to the gas pipeline and producing both gas and oil.  Aztec raised $1,132,384, net of related fees and fair value of warrants associated with the private placement, from outside investors toward funding the partnership.

In this new Partnership, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC, will retain thirty percent ownership and will act as the Managing General Partner. Another Aztec subsidiary, Aztec Drilling & Operating, LLC, serves as the Partnership’s drilling company and operator.

As of the date of this report, Aztec has raised $888,724, net of related fees and fair value of warrants associated with the private placement, from outside investors toward funding another partnership

As indicated  by the previously discussed partnerships, Aztec is currently in its third stage of development. In this stage, Aztec focuseson drilling in basins, such as in the Appalachian regions of the United States, which are near the high energy usage “northeastern corridor” of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.

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

Developing New Business Strategies

 Aztecwill analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which Aztecwill decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Uncertainties Related to the Oil and Gas Business in General

Aztec's current business is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, Aztecis not fully insured against these risks either because insurance is not available or because Aztc has elected not to insure due to prohibitive premium costs.

The oil and gas business is further subject to many other contingencies which are beyond the control of Aztec. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Company's business.

Risks Associated with Acquisitions

If appropriate opportunities present themselves, Aztecwould acquire businesses, technologies, services or product(s) that the Company believes are strategic.

Azteccurrently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that Aztecwill be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require Aztecto obtain additional equity or debt financing, which might not be available on terms favorable to Aztec, or at all, and such financing, if available, might be dilutive.

Because the Oil and Gas industry is cyclical, the Company's operating results may fluctuate.

Aztec's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside Aztecs control. As a strategic response to changes in the competitive environment, Aztecmay from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on Aztec’s business, results of operations and financial condition.

Oiland natural gasprices have been and are expected to remain volatile. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels.  Aztecmay experience in the future, significant fluctuations in operating results based on these changes.

There can be no assurance that such patterns will not have a material adverse effect on Aztec’s business, results of operations and financial condition. There can be no assurance that Aztecwill receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead Aztecs operating results to fall below the expectations.

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

There are many companies and individuals engaged in the oil and gas business.  Some are very large and well established with substantial capabilities and extensive earnings records.  The Company is at a competitive disadvantage as compared with some other firms and individuals in acquiring and developing oil and gas properties since our competitors may have greater financial resources and larger technical staffs than the Company.  In addition, in recent years a number of small companies have been formed which have objectives similar to those of the Company and which present substantial competition to the Company.

A number of factors, beyond the Company’s control and the effect of which cannot be accurately predicted, affect the production and marketing of oil and natural gas.  These factors include crude oil imports, actions by foreign oil producing nations, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

Government Regulation

In general, our oil and gas production activities are, and any drilling operations of the Company would be, subject to extensive regulation by numerous federal, state and local governmental authorities, including state conservation agencies, the Department of Energy and the Department of the Interior (including the Bureau of Indian Affairs and Bureau of Land Management).  Regulation of the Company’s production, transportation and sale of oil or gas has a significant effect on the Company and its operating results.

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

In addition, various federal and state authorities have the authority to regulate the exploration and development of oil and gas and mineral properties with respect to environmental matters.  Such laws and regulations, presently in effect or as hereafter promulgated, may significantly affect the cost of our current oil and gas production and any exploration and development activities undertaken by the Company and could result in loss or liability to the Company in the event that any such operations are subsequently deemed inadequate for purposes of any such law or regulation.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

Withregards to the Company’s future oil and gas production, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company’s oil and gas production activities.  The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently.

Employees

The Company currently has one President who is also the Chief Executive Officer, one Chief Financial Officer, one Senior Economist, one Corporate Secretary and a separate Director.  The President is also an employee and other than hiring a secretary/administrative assistant,  the Company has no present intention of adding any more full time employees until it substantially increases its income.  The Company plans to retain consultants with respect to current and proposed properties and operations.  The Company, from time to time, may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

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

We may issue shares of preferred stock in the future that may adversely impact the rights of the holders of our common stock.

Our articles of incorporation authorize us to issue up to 100,000 shares of “blank check” preferred stock.  Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant the holders preferred rights to ours assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock.  To the extent that we do issue such additional shares of preferred stock, the rights of the holders of our common stock could be impaired thereby, including, without limitation, dilution of their ownership interests in us.  In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in the interest of holders of common stock.

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

CALENDAR QUARTER	HIGH	LOW
FISCAL 2005

Quarter ended November 30, 2004	$2.90	$0.10
Quarter ended February 28, 2005	$1.78	$0.81
Quarter ended May 31, 2005	$2.49	$0.67
Quarter ended August 31, 2005	$0.70	$0.47

FISCAL 2006

Quarter ended November 30, 2005	$0.51	$0.28
Quarter ended February 28, 2006	$0.32	$0.15
Quarter ended May 31, 2006	$0.26	$0.13
Quarter ended August 31, 2006	$0.22	$0.10

FISCAL 2007
Quarter ended November 30, 2006	$0.10	$0.03
Quarter ended February 28, 2007	$0.13	$0.07
Quarter ended May 31, 2007	$0.18	$0.11
Quarter ended August 31, 2007	$0.19	$0.03

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report.

PLAN OF OPERATION

The Company is a developmental stage company whose principal business objective is to purchase, initiate and/or participate in oil and gas interests utilizing strategies that seek to manage and reduce the risk associated with traditional exploration and production operations.

The Company believes it has sufficient funding to sustain itself for the next twelve months. However, there can be no assurances to that effect, as the Company has little revenue. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Management is in the process of seeking other businessesor propertiesto acquireso that it can expand its operations. The analysis of new businesses and property acquisition opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, changing or substantially augmenting management, and other factors.

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

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006.

For the twelve months ended August 31, 2007, the Company recognized partnership income of $0 and interest income of $485 as compared to partnership income of $213,660 and interest income of $30,316 for the same period last year.  The decrease is attributable to the profitable sale of the Company’s interest in Z2, LLC in February 2006.  For the twelve months ended August 31, 2007, the Company had oil and gas revenueof $114,706as compared to $6,049 for the same period last year. Oil and Gas Expenses were $30,079for the twelve month period, which resulted in a net Oil and Gas Gain of $84,627. Total operating expenses for the twelve months ended August 31, 2007 were $2,333,755 as compared to $1,001,751 for the same period last year.

As of August 31, 2007, we had $4,771 in available cash and a working capital deficit of $(294,417)  During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec Oil & Gas 2006A Oil & Gas Limited Partnership, with 22 outside investors. The new multi-well drilling program based in the Doddridge County area of West Virginia commenced in February 2007. Four wells have been drilled and connected to the pipeline as of the date of this report.

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

On May 31, 2007 the company signed a line of credit agreement with Amegy Bank.  The line of credit was for $100,000.  On August 15, 2007 the line of credit was increased to $200,000.  As of November 30, 2007 the company has drawn $185,000 against the line of credit.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aztec Oil & Gas, Inc.
(A Development Stage Company)
Houston, Texas

 We have audited the accompanying consolidated balance sheet of Aztec Oil & Gas, Inc. as of  August 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from January 24, 1986 (inception) through August 31, 2007. These financial statements are the responsibility of Aztec's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the period January 24, 1986 (Inception) through August 31, 2003. Those statements were audited by other auditors whose report has been furnished to us, and our opinion on the statements of operations, stockholders' equity, and cash flows for the period January 24, 1986 (Inception) through August 31, 2003, insofar as it relates to the amounts for prior periods through August 31, 2003, is based solely on the report of the other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Aztec as of August 31, 2007 and the results of its operations and its cash flows for each of the periods described above in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 9 to the financial statements, errors resulting in an understatement of revenue and an understatement of general and administrative expenses were discovered by management in 2007.  Accordingly, adjustments have been made as of August 31, 2007 to correct the error.

/s/ Malone & Bailey, PC
Malone & Bailey, PC
www.malone-bailey.com
Houston, Texas

December 14, 2007

AZTEC OIL & GAS, INC.
(A Development Stage Company)
BALANCE SHEET
August 31, 2007

Current Assets	(Restated)
Cash	$ 4,771
Accounts Receivable	54,374
Prepaid Oil & Gas Costs	13,989
Total Current Assets	73,134
Oil and natural gas properties, successful efforts method of accounting

Unproved properties not currently amortized, net of impairment and dry hole costs of $198, 953	1,326,097
Non-current Assets
Restricted Funds	740,000
TOTAL ASSETS	$ 2,139,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	63,977
Accounts payable – Related-party	16,097
Salary Payable	7,781
Notes payable	120,000
Common stock payable	159,696
Total current liabilities	367,551

Long Term Liabilities
Notes payable to related parties	545,560
Total long term liabilities	545,560

Total Liabilities	913,111

Minority Interest	2,082,880

Stockholders’ Equity
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100
Common stock, $.001 par value, 100,000,000 shares authorized, 30,477,772 issued and outstanding	30,477
Additional paid-in capital	4,080,072
Deficit accumulated during the development stage	(4,967,409)
Total Stockholders’ Deficit	(856,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,139,231

See accompanying Notes to Financial Statements

AZTEC OIL& GAS, INC.
(A Development Stage Company)
STATEMENTSOF OPERATIONS

	Years Ended August 31,		Through Inception August 31,
	2007	2006	2007
Oil and Gas Income	$114,706	$6,049	$121,056

General & Administrative	2,211,918	808,905	3,933,187
Oil and Gas Expenses	30,079	11,068	41,170
Dry Hole Costs	(450)	181,778	198,503
Amortization	-	-	94,795
DD&A	9,005	-	9,005
Impairment	83,203	-	2,042,840
Total Operating Expenses	(2,333,755)	(1,001,751)	(6,319,500)
Partnership Income (Loss)	-	213,660	(505,340)
Interest Expense	(15,327)	(107,235)	(381,999)
Gain on Sale of Assets	312	1,341,744	1,342,056
Extinguishment of Debt	-	271,289	271,289
Discount on Payoff of Notes	-	396,928	396,928
Discount on Note Receivable	-	(78,046)	(78,046)
Interest Income	485	30,316	196,344
Total Non-operating
Income (Loss)	(14,530)	2,068,656	1,241,232

NET INCOME (LOSS)	(2,233,579)	1,072,954	(4,957,212)

Net Income(Loss) Attributable to Minority Interest	(10,196)	-	(10,196)

NET LOSS TO ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,243,775)	$1,072,954	$(4,967,408)

Basic Earnings
(Loss) per Share	$(0.04)	$0.04

Weighted Average
Shares Outstanding	28,438,383	27,884,829

Diluted Earnings (Loss) per Share	$(0.04)	$0.04

Diluted Weighted Average
Shares Outstanding	28,438,383	27,920,694

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(Formerly Aztec Communications Group, Inc.)
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT
Year Ended August 31, 2007
 (Restated)
	Preferred Stock	Common Stock	Additional Paid In Capital	Accumulated During the Development Stage	Totals
Balances, August 31, 2003	$-	$22,107	$1,937,430	$(1,964,637)	$(5,100)

Stock Issued for Services	50	2,400	84,550	-	87,000
Stock Issued for Cash	50		14,950	-	15,000
Net Loss	-	-	-	(166,303)	(166,303)
Balances, August 31, 2004	100	24,507	2,036,930	(2,130,940)	(69,403)

Stock Issued for Services	-	2,775	357,741	-	360,516
Net Loss	-	-	-	(1,665,648)	(1,665,648)
Balances, August 31, 2005	100	27,282	2,394,671	(3,796,588)	(1,374,535)

Stock Issued for Services	-	1,773	310,728	-	312,501
FAS 123R Compensation expense	-	-	50,723	-	50,723
Net Income	-	-	-	1,072,954	1,072,954
Balances, August 31, 2006	100	29,055	2,756,122	(2,723,634)	61,643

Stock Issued for Services		1,422	156,507		157,929
SFAS 123R compensation expense			1,409,571		1,409,571
Syndication Costs			(242,128)		(242,128)
Net Income				(2,243,775)	(2,243,775)

Balances, August 31, 2007	100	$30,477	$4,080,072	$(4,967,409)	$(856,760)

	Preferred Shares	Common Shares
Balances, August 31, 2006	100,000	29,055,549

Stock issued for Services		1,422,223

Balances, August 31, 2007	100,000	30,477,772

See accompanying notes to financial statements.

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended August 31,		Inception Through August 31,
	2007	2006	2007
Cash Flows Used in Operating Activities
Net Income (Loss)	$ (2,243,775)	$ 1,072,955	$(4,967,408)
Adjustments to Reconcile Net Income
to Net Cash Used in Operating Activities:
Partnership (Income) Loss	-	(213,660)	505,340
Share Based Compensation	1,644,863	299,203	2,507,540
Loss on Minority Interest	(10,196)	-	(10,196)
Amortization	-	50,723	150,723
Gain on Sale of Assets	-	(1,341,744)	(1,341,744)
Gain on Settlement	-	(349,381)	(349,381)
Depletion	9,005	-	9,005
Dry Hole Costs	(450)	181,778	198,503
Discount on Note Receivable	-	78,046	78,046
Impairment	83,203	-	2,042,840
Changes in:
Accounts Receivable	(54,260)	(114)	(66,960)
Prepaid Expenses	15,981	(16,269)	(27,568)
Accounts Payable	177,965	122,635	444,160
Accounts Payable – Related Party	16,097	-	16,097
Accrued Expenses	7,781	(310,082)	(258,506)
Net Cash Used in Operating Activities	(353,786)	(425,910)	(1,069,509)
Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	-	(1,850,000)
Investment in Restricted Funds	(740,000)	-	(740,000)
Repayment of Loan to Z3, LLC	-	143,708	1,862,586
Payment of Loan Payable Costs	-	-	(100,000)
Proceeds for Sale of Assets	-	1,477,358	1,477,358
Acquisition of Oil and Gas Properties	(1,111,509)	(102,644)	(1,446,436)
Prepaid Well Costs	-	-	(81,601)
Net Cash Provided by (Used in)
Investing Activities	(1,851,509)	1,518,422	(878,093)
Cash Flows Provided by Financing Activities
Note Payable	-	-	1,950,000
Repayment of Notes Payable	(118,500)	(1,224,862)	(2,934,179)
Proceeds from Notes Payable	473,500	72,000	1,066,667
Proceeds from Sales of Preferred Stock	-	-	15,000
Proceeds from Limited Partnership	1,854,885	-	1,854,885
Net Cash Provided by (Used in)
Financing Activities	2,209,885	(1,152,862)	1,952,373
Net Increase (Decrease) in Cash	4,590	(60,350)	4,771

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	$ 4,771	$ 181	$4,771
Cash paid during the year for:
Interest	$15,326	$236,990
Tax	$	$ -
See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Nature of Business.  Aztec Oil & Gas, Inc. was initially known as Aztec Communications Group, Inc. was organized in Utah on January 24, 1986, and did not have any activity from 1990 until 2004.  In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec reincorporated in Nevada. Aztec changed its name to Aztec Oil & Gas, Inc. on August 13, 2004. Also on August 13, 2004, Aztec affected a 3-for-1 forward stock split.

Basis of Presentation.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of American requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as certain financial statement disclosures. While management believes that the estimates and assumptions used in the preparation of the financial statements are appropriate, actual results could differ from these estimates.

Aztec is a development stage enterprise, as defined in Statement of Financial Accounting Standard No. 7.  Accordingly, the statement of expenses, statement of cash flows and statement of shareholders equity include activity since the date of inception.  See “Nature of Business” above for activities of the development stage enterprise.

Certain prior year amounts have been reclassified to conform with the 2007 presentation.

Note 9 contains details of the restatement of fiscal year 2007’s results.

Summary of Accounting Policies

Principles of consolidation.  The consolidated financial statements include the accounts of Aztec and all its subsidiaries and partnerships, including the partnerships discussed in Note 8 below, in which Aztec has a controlling interest.  Intercompany transactions are eliminated.

Cash and Cash Equivalents.  For purposes of the statement of cash flows, Aztec considers all highly liquid investments with original maturities of three months or less are considered cash equivalents.

Oil and gas properties.Aztec uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties will be expensed.

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

Asset Retirement Obligations. Aztec follows the provisions of Financial Accounting Standards Board Statement No. 143, “Accounting for Asset Retirement Obligations”. This accounting standard requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

Revenue recognition. Aztec recognizes oil and natural gas revenue for its interest in producing wells as oil and natural gas is produced and sold from those wells. Oil and natural gas sold by us is not significantly different from our share of production.

Income Taxes.U.S. income tax expense is based on reported earnings before income taxes. Deferred income taxes reflect the impact of temporary differences between assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, and are measured by applying enacted tax rates in effect in years in which the differences are expected to reverse.

Share Based Compensation. In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (“FAS 123R”). Aztec adopted the disclosure requirements of FAS 123R as of January 1, 2006 using the modified prospective transition method approach as allowed under FAS 123R. FAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. FAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. FAS 123R requires that the fair value of such equity instruments be recognized as expense in the historical financial statements as services are performed. Prior to FAS 123R, only certain pro forma disclosures of fair value were required.

Minority Interest. Aztec has a controlling interest in the Aztec 2006A Oil & Gas Limited Partnershipand theAztec 2006B Oil & Gas Limited Partnership.  Therefore, the partnerships’ financial statements are consolidated with those of the company and the other partner’s equity is recorded as minority interest.  At August 31, 2007, minority interest was $2,082,880.  Minority interest expense was $10,196 for the fiscal year ended August 31, 2007.

 Basic and Diluted Net Earnings (Loss) Per Share.  The basic net earnings (loss) per common share is computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per common share is computed by dividing the net earnings (loss) adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities.

Recently Issued Accounting Pronouncements.

Aztec does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

NOTE 2 – LIQUIDITY

CSI Energy, LP, a company controlled by our chief executive officer, has committed to funding any operating deficits for the current year.

NOTE 3 – INVESTMENT IN Z2, LLC

In September 2004, Aztec purchased a 31.283% membership unit interest in Z2, LLC, a Florida limited liability company, for
$250,000 cash, 400,000 shares of Aztec common stock valued at $204,000, and the assumption of $265,000 in debt. Z2, LLC owned a 100% working interest (60% net revenue interest) in the Big Foot oil field in Texas.

In February 2006, the Company sold its interest in Z2, LLC for $1,555,404. The sales agreement provided for $25,000 to be paid at time of signing, and a note receivable. The note is for $1,561,000 and interest on the note was imputed at 8% per annum. In April 2006, the note was fully paid.  The discount for early payment was $78,046.

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets during 2006. Selected information for the twelve months ended August 31, 2006, is as follows:

Gross Sales	$ 1,731,338
Loss on Hedging Activity	(1,338,813)
Net Sales	3,070,151
Gross Profit	2,165,694
Net Income	1,522,371

During the twelve month's ended August 31, 2006, Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased Aztec’s basis in Z2 LLC.

NOTE 4 - OIL AND GAS PROPERTIES

All oil and gas interests currently owned directly by Aztec fell into the unproved, exploratory category. While some wells have been completed and are producing or preparing to deliver oil or gas, there is insufficient data to re-categorize the wells from exploratory to proved and make a determination of the proved reserves.

NOTE 5 - INCOME TAXES

Income taxes are not due since Aztec has a net loss in retained earnings whereby the net income generated in 2005 is offset by the net losses from inception. Aztec has net operating losses of $1,253,000 which will expire in fiscal years starting in 2025.

The components of deferred taxes are as follows:
Deferred tax assets
Net operating loss carry forwards	$354,000
Less: valuation allowance	(354,000)
Current net deferred tax assets	0

NOTE 6- EQUITY

Series A Preferred stock was established on August 26, 2004and all 100,000 authorized shares were immediately issuedfor cash and services.  This stock is not convertible or redeemable, but at all times may vote 70% of the total votes of all common shares outstanding.  It has no liquidation or stated value.

During 2007, Aztec issued 1,422,223 shares valued at $157,929 to various consultants and directors for services.

In accordance with SFAS 123R, Aztec recognized amortization of options during 2007 of $790,877.

During 2007 800,000 options were issued to the president. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. A risk free interest rates used of 3.9%, expected volatility of 161% and a dividend rate of zero.

In June 2007, 6,000,000 options were issued to the new ChiefExecutive Officer and Chairman of the Board(see Note 5 below).  The options vest immediately, havean exercise price of $0.11 per shareand a fair value at date of grant of $589,672.  The fair value wasestimated using the Black-Scholes option pricing model and a risk free interest rate of 5.10%, an expected volatility of 210% and a dividend rate of zero.  Because the options vest immediately and there is no service or market performance condition, all of the fair value was expensed at date of grant.

A summary of the options issued by us for the year ended August 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	800,000	$.75	3.0	-
Granted	7,000,000	$.20	9.0	-
Exercised	-	$—	—	-
Surrendered/Canceled	-	$—	—	-

Outstanding on August 31, 2007	7,800,000	$.95	8.4	-

Exercisable on August 31, 2007	7,800,000	$.95	8.4	-

The weighted-average grant-date fair value for the years ended August 31, 2007 was $0.74/share,respectively. No options were exercised during the year. The unrecognized share based compensation cost related to stock option expense at August 31, 2007 is $0.

During August 2006, 6,000,000 warrants issued during 2004 were revised  in accordance with a  pre-existing, written formula agreement with International Fluid Dynamics, Inc. (IFD), a company owned and controlled by our current Chief Executive Officer and Chairman of the Board  (see Note 7). The fair value on the grant date as determined using the Black Scholes warrant pricing model was $618,696. Estimatesused in the model include a risk-free interest rates used of 4.8%, and expected volatility of 145%. The warrants were to be expensed over the remaining life of the consulting agreement which is approximately 8 years; however, in June 2007, when the principal owner of IFD was elected Chief Executive Officer and Chairman of the Board, Aztec expensed the entire remaining unamortized value of the warrant grant and recognized $615,461 of compensation expense during fiscal year 2007.

A summary of the warrants issued by us for the year ended August 31, 2007 is as follows:

	Warrants	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	20,000,000	$1.15	2.3	-
Granted	245,142	$.55	1.3	-
Exercised	-	$—	—	-
Surrendered/Canceled	-	$—	—	-

Outstanding on August 31, 2007	20,245,142	$1.14	1.9	-

Exercisable on August 31, 2007	20,245,142	$1.14	1.9	-

The weighted-average grant-date fair value for the years ended August 31, 2007 was $0.74./share, respectively. No options were exercised during the year. The unrecognized share based compensation cost related to stock option expense at August 31, 2007 is $0.

During November and December 2006, 245,145 warrants were issued in conjunction with the Aztec 2006A Drilling Partnership.

NOTE 7 - RELATED PARTY TRANSACTION

At August 31, 2007 Aztec has common stock payable of $148,300 to Kirk N. Blackim. Mr. Blackim serves as Director and President of Aztec. As of the date of this report this stock has been paid in full.

At August 31, 2007 Aztec has common stock payable of $11,396 to Larry A. Hornbrook.  Mr. Hornbrook serves as Chief Financial Officer of the Company and compensation is deferred until following year of services in compliance to consulting agreement between Mr. Hornbrook and Company.

On June 15, 2007, Aztec entered into an employment agreement with Franklin C. Fisher, who assumed the role of Chief Executive Officer and Chairman of the Board.  Fisher is also a major shareholder in Aztec.  Prior to Fisher assuming the role of Chief Executive Officer and Chairman of the Board, Aztec entered into a consulting agreement with International Fluid Dynamics, Inc. (IFD), a company owned and controlled by Fisher.  The agreement, entered into on June 22, 2004, engaged IFD to provide, among other things, advice and consulting regarding Aztec’s business, acquisition and marketing strategies.  The agreement’s term begins January 1, 2005 through December 31, 2014.  As compensation, IFD received 6,000,000 warrants at various exercise prices and which vested immediately.  No compensation was recorded in connection with this warrant grant as the exercise prices were extremely “out of the money” and the fair value was nominal.  The IFD agreement also provides for monthly retainers to be paid to IFD as follows:  $10,000 per month beginning January 1, 2005 through December 31, 2007, $12, 500 per month beginning January 1, 2007 through December 31, 2010 and $15,000 per month beginning January 1, 2011 through December 31, 2014.  At IFD’s election, payment can be made in common stock with a value equivalent to the monthly consulting fee due.  For valuation purposes, any monthly fee paid in stock will be valued at 75% of the average closing price for the five trading days preceding the date at which the fee is due.  To date, none of the retainers have been paid in Aztec stock.  In January 2005, 99% of the proceeds payable to IFD were assigned to Fisher.  On August 1, 2006, the 6,000,000 warrants were revisedwith lower exercise prices and extended exercise dates  in accordance with a prior, written , formula based agreement between IFD and the Company.   The revised warrants had a fair value of $618,696.

NOTE 8 – 2006 DRILLING PROGRAM

During December 2006, Aztec completed the funding of its first drilling limited partnership, the Aztec 2006A Oil & Gas Limited Partnership (LP 2006A), and raised total gross proceeds of $1,361,915 from 24 outside investors.  Aztec Energy, LLC, a wholly owned subsidiary of Aztec, is the Managing General Partner of LP 2006A.

For each $50,000 invested in the partnership, each investor received 9,000 warrants to purchase common stock in Aztec.  A total of 245,145warrants were issued in connection with LP 2006A. The warrants are immediately exercisable and 1/3 expire on December 31, 2007 with an exercise price of $0.35 per share, 1/3 expire on December 31, 2008 with an exercise price of $0.65 per share, and 1/3 expire on December 31, 2008 with an exercise price of $0.95 per share.  The warrants had a fair market value of $4,902 at date of issuance based upon the Black-Scholes option pricing model utilizing discount rates ranging from 4.52% to 5.03%, a volatility factor ranging from 118% to 132%, an expected life of one to two years and a dividend rate of zero.

Investors in LP 2006A will receive 70%-85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to LP 2006A investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in LP 2006A may request that the Managing General Partner, subject to financial ability, repurchase their units at a price equal to three times cash flow for the preceding twelve months.

Aztec has begun raising funds for a second limited partnership, the Aztec 2006B Oil & Gas Limited Partnershipand raised $740,000 through August 31, 2007, which is shown as restricted cash in Aztec’s balance sheet.  Subsequent to August 31, 2007, the program was concluded raising total gross proceeds before expenses of $1,012,267.

NOTE 9– RESTATED RESULTS FOR AUGUST 31, 2007

Aztec has determined that it is necessary to restate the previously filed financial statements for the year ended August 31, 2007.  The determination to restate the financial statements is based upon a reassessment of the following transactions:

•
Pursuant to SFAS 123R, if an employee’s share-based payment award does not contain market performance or service conditions, then the entire amount of compensation cost is recognized when the award is granted.  The 6,000,000 options granted to the Chief Executive Officer and Chairman of the Board do not contain any service or market performance condition and therefore, should be expensed at the date of issuance.

•
The addition of our Chief Executive Officer and Chairman of the Board in June 2007 was determined to obviate the service conditions under the previously existing IFD agreement.  Because there were no further service conditions, the remaining unamortized compensation expense should be expensed as of the date of the change in employment status.

•	The Company determined that it had not properly accrued production revenue for August.
•	The Company determined that it had not properly reflected minority interest in the income of LP 2006A

The accompanying financial statements for the twelve month period ended August 31, 2007, have been restated to effect the changes described above.  The impact of those adjustments is summarized as follows:

For the year ended August 31, 2007
	As originally Reported	Adjustments		As Restated
Oil and Gas Income	$99,616	$15,090	(1)	$114,706

General & Administrative	976,393	1,235,525	(2)	2,211,918
Oil and Gas Expenses	26,561	3,518	(3)	30,079
Dry Hole Costs	(450)	-		(450)
Amortization	-	-		-
DD&A	9,005	-		9,005
Impairment	83,203	-		83,203
Total Operating Expenses	(1,094,712)	(1,239,043)		(2,333,755)
Partnership Income (Loss)	-
Interest Expense	(15,327)	-		(15,327)
Gain on Sale of Assets	312	-		312
Extinguishment of Debt	-	-		-
Discount on Payoff of Notes	-	-		-
Discount on Note Receivable	-	-		-
Interest Income	485	-		485
Total Non-operating
Income (Loss)	(14,530)	-		(14,30)

NET LOSS	(1,009,626)	(1,223,953)		(2,233,579)

Net Income (Loss) Attributable to Minority Interest	-	(10,196	)(4)	(10,196)

NET LOSS TO ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,009,626)	$(1,234,149)		$(2,243,775)

Basic and Diluted Net Loss
per Share	$(0.04)	$(0.04)		(0.08)

Weighted Average
Shares Outstanding – Basic and Diluted	28,438,383	28,438,383		28,438,383

(1)  To record revenue accrual for August oil and gas production

(2)  To recognize previously deferred expense for stock based compensation related to the IFD contract and the change in status of  Fisher and to recognize the fair market value of options awarded to the Chief Executive Officer and Chairman of the Board in June 2007.  Also, to correct previously deferred expense for stock based compensation related to President.

(3)  To recognize additional oil and gas expense for 2007

(4)  To show net income attributable to minority interestin LP 2006A

As of August 31, 2007:
	As originally Reported	Adjustments		As Restated
Current Assets
Cash	$ 4,771	$ -		$ 4,771
Accounts Receivable	41,875	12,499	(1)	54,374
Prepaid Oil & Gas Costs	13,989	-		13,989
Total Current Assets	60,635	12,499		73,134
Oil and natural gas properties,
successful efforts method of accounting
Unproved properties - not currently amortized,
net of impairment and dry hole costs of $198, 953	1,326,899	(802)		1,326,097
Non-current Assets
Restricted Funds	740,000	-		740,000
TOTAL ASSETS	$ 2,127,534	11,697		2,139,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	79,967	(15,990	)(2)	63,977
Accounts payable – Related-party	-	16,097	(2)	16,097
Salary Payable	7,780	1		7,781
Notes payable	120,000	-		120,000
Common stock payable	149,196	10,500	(3)	159,696
Total current liabilities	356,943	10,608		367,551

Long Term Liabilities
Notes payable to related parties	545,560	-		545,560
Total long term liabilities	545,560			545,560

Total Liabilities	902,503	10,608		913,111

Minority Interest	2,072,683	10,197	(4)	2,082,880

Stockholders’ Equity
Preferred stock, Series A, $.001 par value, 100,000 shares
Authorized, issued and outstanding respectively	100	-		100
Common stock, $.001 par value, 100,000,000 shares
authorized, 30,477,772 issued and outstanding	30,677	(200)		30,477
Additional paid-in capital	2,854,829	1,225,243		4,080,072
Deficit accumulated during the development stage	(3,733,258)	(1,234,151	)(5)	(4,967,409)
Total Stockholders’ Equity	(847,652)	(9,108)		(856,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,127,534	11,697		2,139,231

(1) To record oil and gas accrual for August production

(2)To separately show payable to related party on the balance sheet.

(3)To record accrual for noncash compensation.

(4)To record the minority interest attributable to LP 2006A

(5)To record the valuation of the options issued to the Chief Executive Officer and Chairman of the Board in June and the additional value related to (3) above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures need to be improved to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

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

Franklin C. Fisher, Jr. - President, CEO and Chairman upon the resignation of Mr. Kirk Blackim on September 5, 2007.

 Mr. Fisher, in 1964, joined a small, nearly bankrupt steel fabrication firm in Houston, TX as executive trainee.  After two years he bought out the owner in a leveraged buy-out.  The business was moved to new facilities within the following year and diversification of the firm’s activities was started.  Six years later, Mr. Fisher formed a holding company for his various enterprises which included:  construction (domestic and foreign), petrochemical plant rework, steel fabrication, design and erection, hydraulic motors (development and manufacturing), engineering/design, products distribution (domestic and foreign), oil and gas investment and production (domestic), real estate investment (domestic),  foreign investment (mine clearing firm in Egypt) and chemicals.

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

Code of Ethics.

The Company has not yet adopted a Code of Ethics because it has only three directors.

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

SUMMARY COMPENSATION TABLES
	Annual Compensation
		Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Kirk N. Blackim (1)	2007	-0-	22,300	62,700
President/Director	2006	-0-	-0-	75,900
	2005	-0-	-0-	-0-

Franklin C. Fisher, Jr. (2)	2007	7,000	-0-	-0-
Chief Executive Officer, Chairman/Director

Kenneth E. Lehrer (3)	2007	-0-	-0-	66,000
VP, Sr. Economist/Director	2006	-0-	-0-	56,000
	2005	12,000	-0-	24,000

Larry Hornbrook (4) (6)	2007	-0-	-0-	20,258
VP, CFO, Director	2006	-0-	-0-	-0-
	2005	-0-	-0-	-0-

Mark Vance	2007	-0-	-0-	37,500
Director	2006	-0-	-0-	33,333
	2005	-0-	-0-	-0-

Kathryn E. Parks (5)	2007	-0-	-0-	1,950
VP and Secretary	2006	-0-	-0-	1,200
	2005	-0-	-0-	-0-

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

(2) Mr. Franklin Fisher, Jr.  became CEO, President and Director following the resignation of Kirk Blackim.  Mr. Fisher receives an annual salary of $24,000.

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

(5) On June 12, 2006, Ms. Danyel Owens resigned as Secretary of Aztec and the position was filled by Ms. Kathryn Parks.

(6) Larry A. Hornbrook received $227.88 in expense reimbursement.

LONG TERM COMPENSATION TABLE

		Long Term Compensation
		Awards		Payouts
Name and Principal Position	Year	Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)
Kirk N. Blackim	2007	-0-	$85,000	-0-	-0-
President/ Director	2006	-0-	$75,900	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Franklin C. Fisher, Jr.	2007	-0-	-0-	-0-	-0-
Chief Executive Officer and Chairman

Larry Hornbrook	2007	-0-	$20,258	-0-	-0-
VP, CFO	2006	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kenneth Lehrer (1)	2007	-0-	$66,000	-0-	-0-
VP, Sr. Economist,	2006	-0-	$56,000	-0-	-0-
Director	2005	$57,421	$54,000	-0-	-0-

Mark Vance	2007	-0-	$37,500	-0-	-0-
Director	2006	-0-	$33,333	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kathryn Parks	2007	-0-	$ 1,950	-0-	-0-
VP and Secretary	2006	-0-	$ 1,200	-0-	-0-
	2005	-0-	-0-	-0-	-0-
(1) Kenneth E. Lehrer received an additional 2,006 common shares in October, 2005.

The Company currently has one employment agreement which is with Mr. Fisher.

Grants of Stock Options and Stock Appreciation Rights

During the current fiscal year 6,000,000 in stock options were granted to Mr. Franklin Fisher, president, as part of his employment contract with the Company.

Option/ SAR Exercises

None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended August 31, 2007.  Mr. Fisher, Mr. Hornbrook and Mr. Lehrer all hold unexercised stock options held as of such date.

Long Term Incentive Plan Awards

The Company has no long-term incentive plans.

Compensation of Directors

Our directors do not receive compensation for their services as directors.

Employment Contracts

The Company currently has one employment agreement which is with Mr. Fisher.

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

E. Preferred Stock

On June 11, 2004, the Board of Directors approved Articles of Designation of Series A Preferred Stock. Series A Preferred stock was established on August 26, 2004. All 100,000 authorized shares were immediately issued with 50,000 shares for $15,000 cash and 50,000 shares for services valued at $15,000. The shares of outstanding Series A Preferred Stock shall have the number of votes equal to seventy percent (70%) of votes of all outstanding shares of capital stock such that all the outstanding shares of Preferred Stock shall always constitute 70% of the voting rights of the Corporation, but the holders are not obliged or bound to vote said stock or to vote together and the shares are owned by separate entities. Such Series A Preferred stock has no other extraordinary preferences.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Parents of Issuer

The Company has no parents.

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

(b) REPORTS ON FORM 8-K

The Company filed an amended Current Report on December 18, 2006, pursuant to Item 4.02 ("Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review").

The Company filed a Current Report on January 9, 2007, pursuant to Item 8.01 ("Other Events") and Item 3.02 ("Unregistered Sales of Equity Securities").

The Company filed a Current Report on June 15, 2007, pursuant to Item 5.02 ("Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers") and Item 9.01 ("Financial Statements and Exhibits").

Subsequent Reports on Form 8-K

On  September 10, 2007. the Company filed a Current Report on Form 8-K disclosing the resignation of Kirk N. Blackim as President and Director of the Company on September 5, 2007. Effective as of the same date, Franklin C. Fisher, Jr., who had been serving as Chief Executive Officer and Chairman, also assumed the title of President.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Malone & Bailey, PC are our independent auditors.   We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

AUDIT FEES

During the audits of Aztec's 2007 and 2006 fiscal years, Aztec incurred fees from Malone & Bailey, PC, of $63,074 and $54,343, respectively, in fees for the audit of the Company's annual financial statements and the review of those financial statements included in the Company's quarterly reports on Form 10-QSB.

AUDIT-RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

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

(Registrant)	Aztec Oil & Gas, Inc.
Dated: January 2, 2008	By: /s/ Franklin C. Fisher, Jr.
Name: Franklin C. Fisher, Jr.
Title: President, Chief Executive Officer and Chairman (Principal Executive Officer)
Dated: January 2, 2008	By: /s/ Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)