Form 10QSB
period 2007-11-30
AZTEC OIL & GAS, INC.
filed 2008-01-14
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2007

☐       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes [ ] No [X]

As of January 14, 2008, the issuer had 31,913,554 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [  ] No [x]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	November 30, 2007	August 31, 2007
ASSETS
Current Assets:
Cash	$18,736	$4,771
Accounts Receivable	11,809	54,374
Prepaid Expenses	34,598	13,989
Total Current Assets	65,143	73,134
Non-current Assets:
Oil and natural gas properties, successful efforts method of accounting net of accumulated depletion of $13,709 and $8,189	2,147,747	1,326,097
Restricted Funds	-	740,000
TOTAL ASSETS	$2,212,890	$2,139,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$92,312	$63,977
Accounts payable – Related Party	63,384	16,097
Salary payable	12,194	7,781
Notes payable	208,242	120,000
Common Stock payable	22,646	159,696
Total Current Liabilities	398,778	367,551
Long Term Liabilities Notes payable to related parties	545,560	545,560
Total Liabilities	944,338	913,111

Minority Interest	2,344,268	2,082,880

Stockholders’ Deficit
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 31,844,804 and 30,477,722 shares issued and outstanding, respectively	31,844	30,477
Additional paid-in capital	4,077,241	4,080,072
Subscription Receivable	(6,623)	-
Accumulated Deficit	(5,178,278)	(4,967,409)
Total Stockholders’ Deficit	(1,075,716)	(856,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,212,890	$2,139,331

See accompanying Notes to Financial Statements

3

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	November 30, 2007	November 30, 2006
Oil and Gas Income	$44,045	$17,306

General & Administrative	200,661	301,261
Oil and Gas Expenses	24,670	3,045
DD&A	5,520	-
Impairment	-	72,948
Total Operating Expenses	(230,851)	(377,254)

Interest Expense	(16,261)	(896)
Interest Income	22	485

Total Non-operating Loss	(16,239)	(411)

NET LOSS	(203,045)	(360,359)

Minority Interest	(7,825)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(210,870)	$(360,359)

Basic and Diluted Loss per Share	$(0.01)	$(0.01)

Weighted Average
Shares Outstanding	30,829,862	29,197,716

See accompanying Notes to Financial Statements

4

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Three Months Ended
	November 30, 2007	November 30, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(210,870)	$(360,359)

Adjustments to Reconcile Net Loss
to Net Cash Used in Operating Activities:
Share Based Compensation	26,860	96,100
Amortization	-	104,711
Depletion	5,520	-
Impairment	-	72,948
Minority Interest	7,825	-
Warrant costs related to PPM	3,644	-
Changes in:
Accounts Receivable	42,565	(2,232)
Prepaid Expenses	(25,781)	(7,500)
Accounts Payable	28,339	39,941,
Accounts Payable – Related Party	47,287	-
Accrued Expenses	4,413	405
Net Cash Used in Operating Activities	(70,198)	(55,986)

Cash Flows Used in Investing Activities:
Investment in Restricted Funds	-	(357,000)
Acquisition of Oil and Gas Properties	(827,174)	(7,182)
Prepaid Well Costs	5,171	-
Net Cash Used in Investing Activities	(822,003)	(364,182)

Cash Flows Provided by
Financing Activities:
Proceeds from Limited Partnership	77,924	357,000
Proceeds from Notes Payable	95,320	72,000
Payments on Notes Payable	(7,078)	(5,197,)
Net Cash Provided by
Financing Activities	166,166	423,803
Net Increase (Decrease) in Cash	(726,035)	3,635

Cash at Beginning of Period	744,771	181
Cash at End of Period	$18,736	$3,816

Cash paid during the year for:
Interest	$16,261	$896
Tax	$-	$-

Non-Cash Activity:
Subscription Receivable	$6,623	-

See accompanying Notes to Financial Statements

5

AZTEC OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Aztec Oil & Gas, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in Aztec’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the form 10-KSB have been omitted.

Aztec exited the development stage in its current quarter ended November 30, 2007 with significant production of oil & gas from its properties.

NOTE 2 - EQUITY

During the quarter ended November 30, 2007, Aztec issued 1,367,032 shares of common stock valued at $154,500 for consulting services and directors’ fees of which $148,300 was for services received prior to the current quarter and previously reflected as a Stock Payable.  In September, 2007, Aztec granted warrants to purchase 182,208 shares of Aztec’s common stock pursuant to the Aztec 2006B Oil & Gas Limited Partnership discussed further in Note 3.

NOTE 3 - INVESTMENT IN DRILLING PARTNERSHIP

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, the Aztec 2006A Oil & Gas Limited Partnership (2006A LP).  In this new Partnership, Aztec through its wholly-owned subsidiary, Aztec Energy, LLC retained a thirty percent ownership and acts as the Managing General Partner.  Another Aztec subsidiary, Aztec Drilling & Operating, LLC, serves as the Partnership’s drilling company and operator.

As planned Aztec Oil & Gas, Inc., through its subsidiaries (collectively “Aztec”), drilled and completed four (4) wells in Doddridge County, West Virginia for participation of the Aztec 2006A Oil & Gas Limited Partnership.  All four wells were successful and completed in four or five zones each.  The wells are actively producing.

During November 2007, Aztec completed the funding of its second drilling limited partnership, the Aztec 2006B Oil & Gas Limited Partnership (2006B LP), and raised total gross proceeds of $1,012,267 (net $888,724) from its outside investors.  Aztec Energy, LLC is the Managing General Partner of 2006B.

For each $50,000 invested in the partnership, each investor received 9,000 warrants to purchase common stock in Aztec.  A total of 182,208 warrants were issued in connection with 2006B LP.  The warrants are immediately exercisable whereby Class “A” warrants expire on December 31, 2007 with an exercise price of $0.35 per share.  Classes “B” and “C” warrants expire on December 31, 2008 with an exercise price of $0.65 and $0.95 respectively.  The warrants had a fair market value of $3,644 at date of issuance based upon the Black-Scholes option pricing model utilizing discount rates ranging from 4.01% to 4.19%, a volatility factor ranging from 77.53% to 115.77%, an expected life of 4 months to 1.5 years and a dividend rate of zero.

Investors in 2006B LP will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to 2006B LP investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in 2006B LP may request that the Managing General Partner, subject to financial ability, repurchase their units at a price equal to three times cash flow for the preceding twelve months.

Aztec has a controlling interest in both 2006A LP and 2006B LP and therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.  At November 30, 2007, minority interest was $2,344,268.  Minority interest expense was $7,825 for the three month period.

NOTE 4 – NOTES PAYABLE

Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our chief executive officer wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2007.  As part of this arrangement, Aztec holds a note in the amount of $205,560 payable to CSI.  The note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

Aztec holds a note in the amount of $336,600 payable to our chief executive officer for funds advanced to Aztec.  This note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit, as amended, is for $200,000 and expires on May 29, 2008.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At November 30, 2007, the prime rate was seven and three-quarters percent (7.75%), making the loan rate eight and one-quarter percent (8.25%).  As of January 11, 2009 the amount outstanding under this facility was $200,000.

NOTE 5 - SUBSEQUENT EVENTS

During December 2007, Aztec completed the funding of its third drilling limited partnership, the Aztec 2007A Oil & Gas Limited Partnership (2007A LP), and raised total gross proceeds of $1,037,000 from its outside investors.  Aztec Energy, LLC is the Managing General Partner of 2007A.  Investors in 2007A LP will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to 2007A LP investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in 2007A LP may request that the Managing General Partner, subject to financial ability, repurchase their units at a price equal to three times cash flow for the preceding twelve months

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
As used in this Form 10-QSB, references to the “Aztec”, the “Company”, the “Registrant”, “we”, “our”, or “us” refer to Aztec Oil & Gas, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” "plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Overview

We were originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances, in 1990, the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. and reorganized under the laws of the State of Nevada.  Since 2004, Aztec's business plan has been to purchase, manage, and participate in oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.

Aztec is a Houston-based oil and gas exploration and production company focusing on numerous areas in the U.S.

Plan of Operation

Phase one of Aztec's business plan calls for purchasing working interests in producing oil & gas properties with undrilled reserves.  Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance. The Company expects that implementation of this strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. Four of the wells have been completed, three are awaiting evaluation and completion, and three have been plugged and abandoned. Aztec is also participating as a working interest owner in a forty-three well project in Pennsylvania.  Of the 43 wells drilled, 19 are currently in production as of November 1, 2007 4 wells were turned on line in late September 2007 and 5 wells are waiting for pipeline tap installation.

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

Aztec is currently in its third stage of development. In this stage, Aztec focuses on drilling in basins, such as in the Appalachian regions of the United States, which are near the high energy usage “northeastern corridor” of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.

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

Aztec has a limited operating history since 2004 with oil and gas properties upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new areas of business. Aztec’s prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of a new business plan, particularly companies involved in the highly competitive oil and gas industry. Such risks include, without limitation, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the Company’s operations, direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

Aztec has not demonstrated a successful business plan or profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of November 30, 2007, Aztec had an accumulated deficit of $(5,177,796) and expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

Thus, Aztec will need to generate revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that Aztec is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

If appropriate opportunities present themselves, Aztec would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

Aztec currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that Aztec will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require Aztec to obtain additional equity or debt financing, which might not be available on terms favorable to Aztec, or at all, and such financing, if available, might be dilutive.

Recent Event

The Company has recently completed funding of its second drilling partnership under its extended 2006 Drilling Program which is now concluded. The second partnership under the 2006 Program, Aztec 2006B Limited Partnership, was closed as planned with 16 outside “accredited” investors raising gross proceeds of $1,012,268 (net $888,724). The new drilling partnership, focused in the Tyler County area of West Virginia, has already drilled two new wells in the partnership. Downhole logs indicate that both wells will be good producers with substantial reserves. It is anticipated that production into pipeline from both wells will begin sometime in January 2008.

Results of Operations

The Three Months Ended November 30, 2007 Compared to the Three Months Ended November 30, 2007

For the three months ended November 30, 2007, the Company recognized interest income of $22 as compared to $485 in interest income for the same period last year.  For the three months ended November 30, 2007, the Company recognized oil and gas revenue of $44,045 as compared to $17,306 for the same period last year. The Company recorded a net loss of $210,870 for the quarter ended November 30, 3007 as compared to a net loss of $360,359 for the corresponding period ended 2006. This decrease in net loss was primarily attributable to lower general and administrative costs in the 2007 period and an impairment of oil and gas properties in the 2006 period without any corresponding impairment in 2007.  General and administrative expense for 2006 included $104,711 of expense associated with the amortization of the fair value of warrants issued for services.  No such amortization occurred in the 2007 period.

Oil and Gas Expenses increased to $24,670 for the three month period ended November 30, 2007 as compared to $3,045 for the same period last year.  This increase was primarily attributed to additional drilling programs. Total operating expenses for the three months ended November 30, 2007 were $230,851.  Results of operations for the interim periods are not indicative of annual results.

Liquidity and Capital Resources

As of November 30, 2007, Aztec had $18,736 in cash.  At quarter end Aztec has two directors who are paid $5,500 in stock on a monthly basis. The number of shares is determined by using the average value of the shares traded during the month.

Aztec has limited financial resources available, which has had an adverse impact on the Company’s liquidity, activities and operations. These limitations have adversely affected the Company’s ability to obtain certain projects and pursue additional business. There is no assurance that the Company will be able to raise sufficient funding to enhance the Company’s financial resources sufficiently to effectuate the Company’s business plans.

Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our chief executive officer, wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2007.  As part of this arrangement, Aztec holds a note in the amount of $205,560 payable to CSI.  The note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

Aztec holds a note in the amount of $336,600 payable to our chief executive officer for funds advanced to Aztec.  This note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit, as amended, is for $200,000 and expires on May 29, 2008.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At November 30, 2007, the prime rate was seven and three-quarters percent (7.75%), making the loan rate eight and one-quarter percent (8.25%).  As of January 11, 2009 the amount outstanding under this facility was $200,000.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)).

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934.  Our principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this report and  have concluded that the disclosure controls and procedures are not effective to ensure that material information is recorded, processed, summarized, and reported in a timely  manner.  Specifically, our independent auditors identified deficiencies in our disclosure controls and procedures with respect to the issuance of certain warrants.  We are undertaking efforts to improve and strengthen our disclosure control processes and procedures to fully remedy these deficiencies.  Our management and directors will continue to work with our auditors to ensure that our controls and procedures are adequate and effective.

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

Management plans to work with all personnel to make certain that all documents receive wide circulation within the Company so that information is available for the preparation of financial statements

PART II
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2007, Aztec issued 1,367,032 shares of common stock valued at $154,500 for consulting services and directors’ fees of which $148,300 was for services received prior to current quarter and previously included in Stock Payable.

The Company has recently completed funding of its second drilling partnership under its extended 2006 Drilling Program which is now concluded. The second partnership under the 2006 Program, Aztec 2006B Limited Partnership, was closed as planned with 16 outside “accredited” investors and raised $1,012,268 in funding.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 2007.

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

AZTEC OIL & GAS, INC.

Dated: January 14, 2008	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer