Form 10KSB/A
period 2007-08-31
AZTEC OIL & GAS, INC.
filed 2008-03-26
CIK 789606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

Securities registered under Section 12(g) of the Exchange Act: None

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

As of December 21, 2007, there were 30,777,772 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]  No [X]

EXPLANATORY NOTE:

This Amendment No. 2 to the Annual Report on Form 10-KSB/A of Aztec Oil & Gas, Inc. (the “Company”) for the fiscal year ended  August 31, 2007, is being filed for the purpose of:

•	amending and restating Item 6, Management’s Discussion and Analysis, giving more disclosure as to the underlying reasons for the significant increase in revenues,
•	Correctly stating inception-to-date financial statements, and
•
Concluding as to the findings of the Chief Executive Officer and Chief Financial Officer regarding disclosure controls and procedures designed to ensure that material information relating to us is recorded, processed, summarized, and reported in a timely manner.

The remainder of the 10-KSB/A is unchanged and is not reproduced in this Amendment No. 2.

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

(a) BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities

The Company was originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances, in 1990, the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. and reorganized under the laws of the State of Nevada.  Since 2004, Aztec's business plan has been to purchase, manage and participate in oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

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

Aztec has not demonstrated a successful business plan or profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of August 31, 2007, Aztec had an accumulated deficit of $(4,967,409) and expects that its operating expenses will increase as it defines its new business strategy, especially in the areas of acquisitions.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec participated as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2) was “spudded” in April 2005 and cost approximately $3.5 million (gross) to drill to a vertical depth of approximately 14,300 feet. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. Both wells were completed into target zones and are now flowing commercial quantities of natural gas and condensate.  Both wells have untapped upper zones which are estimated to contain substantial additional reserves.

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

On October 26, 2005, Aztec purchased a minority working interest in a program to drill up to 40 natural gas wells located in Cambria, Clearfield and Potter counties in Pennsylvania. Of the 43 wells drilled to date, 19 are currently in production as of August 31, 2007, 4 wells were turned on line in late September 2007, and 5 wells are waiting for the pipeline tap installation.

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

Developing New Business Strategies

 Aztec will analyze all relevant factors and make a determination based on a composite of available information, without reliance on any single factor. The period within which Aztec will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

Uncertainties Related to the Oil and Gas Business in General

Aztec's current business is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, Aztec is not fully insured against these risks either because insurance is not available or because Aztc has elected not to insure due to prohibitive premium costs.

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

Aztec's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside Aztecs control.  As a strategic response to changes in the competitive environment, Aztec may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on Aztec’s business, results of operations and financial condition.

Oil and natural gas prices have been and are expected to remain volatile. This volatility causes oil and gas companies and drilling contractors to change their strategies and expenditure levels.  Aztec may experience in the future, significant fluctuations in operating results based on these changes.

There can be no assurance that such patterns will not have a material adverse effect on Aztec’s business, results of operations and financial condition. There can be no assurance that Aztec will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead Aztecs operating results to fall below the expectations.

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

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

With regards to the Company’s future oil and gas production, the Company does not hold any patents, trademarks, licenses, etc., with respect to, nor are patents significant in regard to, the Company’s oil and gas production activities.  The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company’s proprietary information without authorization or to develop similar technology independently.

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

Management is in the process of seeking other businesses or properties to acquire so that it can expand its operations. The analysis of new businesses and property acquisition opportunities and evaluating new business strategies will be undertaken by or under the supervision of the Company's directors. In analyzing prospective business opportunities, management will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, changing or substantially augmenting management, and other factors.

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

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 2007 Compared to Fiscal Year Ended August 31, 2006.

For the twelve months ended August 31, 2007, the Company recognized partnership income of $0 and interest income of $485 as compared to partnership income of $213,660 and interest income of $30,316 for the same period last year.  The decrease is attributable to the profitable sale of the Company’s interest in Z2, LLC in February 2006.  For the twelve months ended August 31, 2007, the Company had oil and gas revenue of $114,706 as compared to $6,049 for the same period last year. Oil and Gas Expenses were $30,079 for the twelve month period, which resulted in a net Oil and Gas Gain of $84,627. Total operating expenses for the twelve months ended August 31, 2007 were $2,333,755 as compared to $1,001,751 for the same period last year.  The reason for the increase in oil & gas revenue and expense is due to the 4-well drilling program (Aztec 2006A Oil & Gas Limited Partnership “Aztec 2006A”) in West Virginia, which commenced drilling in February 2007.  The drilling of all four wells was completed in March 2007.  Perforating, completion and equipment setting was completed on all four wells during March and April 2007 and  Aztec 2006A came on line and started producing May 2007 with a contract in place for both oil and gas sales.  Aztec 2006A’s share of gas volume produced has averaged 1,803msf’s per month with a small amount of oil production as well.  Although we were originally expecting to complete production for each well in one zone, we were able to completed one well in four zones and three wells in three zones.

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
(A Development Stage Company)
Houston, Texas

 We have audited the accompanying consolidated balance sheet of Aztec Oil & Gas, Inc. as of August 31, 2007, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the two years then ended. These financial statements are the responsibility of Aztec's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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
Oil and natural gas properties,successful efforts method of accounting
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

See accompanying Notes to Financial Statements

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	Years Ended August 31,		Inception Through August 31,
	2007	2006	2007 (Unaudited)
Oil and Gas Income	$114,706	$6,049	$121,056

General & Administrative	2,211,918	808,905	3,933,187
Oil and Gas Expenses	30,079	11,068	41,170
Dry Hole Costs	(450)	181,778	198,503
Amortization	-	-	94,795
DD&A	9,005	-	9,005
Impairment	83,203	-	2,042,840
Total Operating Expenses	(2,333,755)	(1,001,751)	(6,319,500)
Partnership Income (Loss)	-	213,660	(505,340)
Interest Expense	(15,327)	(107,235)	(381,999)
Gain on Sale of Assets	312	1,341,744	1,342,056
Extinguishment of Debt	-	271,289	271,289
Discount on Payoff of Notes	-	396,928	396,928
Discount on Note Receivable	-	(78,046)	(78,046)
Interest Income	485	30,316	196,344
Total Non-operating
Income (Loss)	(14,530)	2,068,656	1,241,232

NET INCOME (LOSS)	(2,233,579)	1,072,954	(4,957,212)

Net Income (Loss) Attributable to Minority Interest	(10,196)	-	(10,196)

NET LOSS TO ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(2,243,775)	$1,072,954	$(4,967,408)

Basic Earnings
(Loss) per Share	$(0.04)	$0.04

Weighted Average
Shares Outstanding	28,438,383	27,884,829

Diluted Earnings (Loss) per Share	$(0.04)	$0.04

Diluted Weighted Average
Shares Outstanding	28,438,383	27,920,694

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

AZTEC OIL & GAS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	Twelve Months Ended August 31,		Inception Through August 31,
	2007	2006	2007 (Unaudited)
Cash Flows Used in Operating Activities
Net Income (Loss)	$ (2,243,775)	$ 1,072,955	$ (4,967,408)

Adjustments to Reconcile Net Income to Net Cash Used in Operating Activities:
Partnership (Income) Loss	-	(213,660)	505,340
Share Based Compensation	1,644,863	299,203	2,507,540
Loss on Minority Interest	(10,196)	-	(10,196)
Amortization	-	50,723	150,723
Gain on Sale of Assets	-	(1,341,744)	(1,341,744)
Gain on Settlement	-	(349,381)	(349,381)
Depletion	9,005	-	9,005
Dry Hole Costs	(450)	181,778	198,503
Discount on Note Receivable	-	78,046	78,046
Impairment	83,203	-	2,042,840

Changes in:
Accounts Receivable	(54,260)	(114)	(66,960)
Prepaid Expenses	15,981	(16,269)	(27,568)
Accounts Payable	177,965	122,635	444,160
Accounts Payable – Related Party	16,097	-	16,097
Accrued Expenses	7,781	(310,082)	(258,506)
Net Cash Used in Operating Activities	(353,786)	(425,910)	(1,069,509)

Cash Flows Used in Investing Activities
Loan to Z3, LLC	-	-	(1,850,000)
Investment in Restricted Funds	(740,000)	-	(740,000)
Repayment of Loan to Z3, LLC	-	143,708	1,862,586
Payment of Loan Payable Costs	-	-	(100,000)
Proceeds for Sale of Assets	-	1,477,358	1,477,358
Acquisition of Oil and Gas Properties	(1,111,509)	(102,644)	(1,446,436)
Prepaid Well Costs	-	-	(81,601)
Net Cash Provided by (Used in) Investing Activities	(1,851,509)	1,518,422	(878,093)

Cash Flows Provided by Financing Activities
Note Payable	-	-	1,950,000
Repayment of Notes Payable	(118,500)	(1,224,862)	(2,934,179)
Proceeds from Notes Payable	473,500	72,000	1,066,667
Proceeds from Sales of Preferred Stock	-	-	15,000
Proceeds from Limited Partnership	1,854,885	-	1,854,885

Net Cash Provided by (Used in)
Financing Activities	2,209,885	(1,152,862)	1,952,373
Net Increase (Decrease) in Cash	4,590	(60,350)	4,771

Cash at Beginning of Period	181	60,531	-
Cash at End of Period	$ 4,771	$ 181	$ 4,771
Cash paid during the year for:
Interest	$ 15,326	$ 236,990
Tax	$ -	$ -
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

Minority Interest. Aztec has a controlling interest in the Aztec 2006A Oil & Gas Limited Partnership and the Aztec 2006B Oil & Gas Limited Partnership.  Therefore, the partnerships’ financial statements are consolidated with those of the company and the other partner’s equity is recorded as minority interest.  At August 31, 2007, minority interest was $2,082,880.  Minority interest expense was $10,196 for the fiscal year ended August 31, 2007.

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

Aztec's investment in the partnership Z2 LLC constitutes a significant portion of its assets during 2006. Selected information for the twelve months ended August 31, 2006, is as follows:

Gross Sales	$1,731,338
Loss on Hedging Activity	(1,338,813)
Net Sales	3,070,151
Gross Profit	2,165,694
Net Income	1,522,371

During the twelve month's ended August 31, 2006, Aztec's share of income from Z2 LLC was used first to offset unrecognized losses from prior periods of approximately $261,600. Income in excess of the unrecognized losses was reported as income and increased Aztec’s basis in Z2 LLC..

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

The components of deferred taxes are as follows:

Deferred tax assets
Net operating loss carry forwards	$ 354,000
Less: valuation allowance	(354,000)
Current net deferred tax assets	0

NOTE 6- EQUITY

Series A Preferred stock was established on August 26, 2004 and all 100,000 authorized shares were immediately issued for cash and services.  This stock is not convertible or redeemable, but at all times may vote 70% of the total votes of all common shares outstanding.  It has no liquidation or stated value.

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

In June 2007, 6,000,000 options were issued to the new Chief Executive Officer and Chairman of the Board (see Note 5 below).  The options vest immediately, have an exercise price of $0.11 per share and a fair value at date of grant of $589,672.  The fair value was estimated using the Black-Scholes option pricing model and a risk free interest rate of 5.10%, an expected volatility of 210% and a dividend rate of zero.  Because the options vest immediately and there is no service or market performance condition, all of the fair value was expensed at date of grant.

A summary of the options issued by us for the year ended August 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	800,000	$ .75	3.0	-
Granted	7,000,000	$ .20	9.0	-
Exercised	-	—	—	-
Surrendered/Canceled	-	—	—	-

Outstanding on August 31, 2007	7,800,000	$ .95	8.4	-

Exercisable on August 31, 2007	7,800,000	$ .95	8.4	-

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

A summary of the warrants issued by us for the year ended August 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	20,000,000	$ 1.15	2.3	-
Granted	245,142	$ .55	1.3	-
Exercised	-	—	—	-
Surrendered/Canceled	-	—	—	-

Outstanding on August 31, 2007	20,245,142	$ 1.14	1.9	-

Exercisable on August 31, 2007	20,245,142	$ 1.14	1.9	-

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

On June 15, 2007, Aztec entered into an employment agreement with Franklin C. Fisher, who assumed the role of Chief Executive Officer and Chairman of the Board.  Fisher is also a major shareholder in Aztec.  Prior to Fisher assuming the role of Chief Executive Officer and Chairman of the Board, Aztec entered into a consulting agreement with International Fluid Dynamics, Inc. (IFD), a company owned and controlled by Fisher.  The agreement, entered into on June 22, 2004, engaged IFD to provide, among other things, advice and consulting regarding Aztec’s business, acquisition and marketing strategies.  The agreement’s term begins January 1, 2005 through December 31, 2014.  As compensation, IFD received 6,000,000 warrants at various exercise prices and which vested immediately.  No compensation was recorded in connection with this warrant grant as the exercise prices were extremely “out of the money” and the fair value was nominal.  The IFD agreement also provides for monthly retainers to be paid to IFD as follows:  $10,000 per month beginning January 1, 2005 through December 31, 2007, $12, 500 per month beginning January 1, 2007 through December 31, 2010 and $15,000 per month beginning January 1, 2011 through December 31, 2014.  At IFD’s election, payment can be made in common stock with a value equivalent to the monthly consulting fee due.  For valuation purposes, any monthly fee paid in stock will be valued at 75% of the average closing price for the five trading days preceding the date at which the fee is due.  To date, none of the retainers have been paid in Aztec stock.  In January 2005, 99% of the proceeds payable to IFD were assigned to Fisher.  On August 1, 2006, the 6,000,000 warrants were revised with lower exercise prices and extended exercise dates  in accordance with a prior, written , formula based agreement between IFD and the Company.  The revised warrants had a fair value of $618,696.

NOTE 8 – 2006 DRILLING PROGRAM

During December 2006, Aztec completed the funding of its first drilling limited partnership, the Aztec 2006A Oil & Gas Limited Partnership (LP 2006A), and raised total gross proceeds of $1,361,915 from 24 outside investors.  Aztec Energy, LLC, a wholly owned subsidiary of Aztec, is the Managing General Partner of LP 2006A.

For each $50,000 invested in the partnership, each investor received 9,000 warrants to purchase common stock in Aztec.  A total of 245,145 warrants were issued in connection with LP 2006A. The warrants are immediately exercisable and 1/3 expire on December 31, 2007 with an exercise price of $0.35 per share, 1/3 expire on December 31, 2008 with an exercise price of $0.65 per share, and 1/3 expire on December 31, 2008 with an exercise price of $0.95 per share.  The warrants had a fair market value of $4,902 at date of issuance based upon the Black-Scholes option pricing model utilizing discount rates ranging from 4.52% to 5.03%, a volatility factor ranging from 118% to 132%, an expected life of one to two years and a dividend rate of zero.

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

Aztec has begun raising funds for a second limited partnership, the Aztec 2006B Oil & Gas Limited Partnership and raised $740,000 through August 31, 2007, which is shown as restricted cash in Aztec’s balance sheet.  Subsequent to August 31, 2007, the program was concluded raising total gross proceeds before expenses of $1,012,267.

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

The accompanying financial statements for the twelve month period ended August 31, 2007, have been restated to effect the changes described above.  The impact of those adjustments is summarized as follows:

For the year ended August 31, 2007
	As originally Reported	Adjustments		As Restated
Oil and Gas Income	$99,616	$15,090	1)	$114,706

General & Administrative	976,393	1,235,525	2)	2,211,918
Oil and Gas Expenses	26,561	3,518	3)	30,079
Dry Hole Costs	(450)	-		(450)
Amortization	-	-		-
DD&A	9,005	-		9,005
Impairment	83,203	-		83,203
Total Operating Expenses	(1,094,712)	(1,239,043)		(2,333,755)
Partnership Income (Loss)	-
Interest Expense	(15,327)	-		(15,327)
Gain on Sale of Assets	312	-		312
Extinguishment of Debt	-	-		-
Discount on Payoff of Notes	-	-		-
Discount on Note Receivable	-	-		-
Interest Income	485	-		485
Total Non-operating
Income (Loss)	(14,530)	-		(14,530)

NET LOSS	(1,009,626)	(1,223,953)		(2,233,579)

Net Income (Loss) Attributable to Minority Interest	-	(10,196	) 4)	(10,196)

NET LOSS TO ATTRIBUTABLE TO COMMON SHAREHOLDERS	$(1,009,626)	$(1,234,149)		$(2,243,775)

Basic and Diluted Net Loss
per Share	$(0.04)	$(0.04)		(0.08)

Weighted Average
Shares Outstanding – Basic and Diluted	28,438,383	28,438,383		28,438,383

1)  To record revenue accrual for August oil and gas production

2)  To recognize previously deferred expense for stock based compensation related to the IFD contract and the change in status of  Fisher and to recognize the fair market value of options awarded to the Chief Executive Officer and Chairman of the Board in June 2007.  Also, to correct previously deferred expense for stock based compensation related to President.

3)  To recognize additional oil and gas expense for 2007

4)  To show net income attributable to minority interest in LP 2006A

As of August 31, 2007:
	As originally Reported	Adjustments		As Restated
Current Assets
Cash	$ 4,771	$ -		$ 4,771
Accounts Receivable	41,875	12,499	1)	54,374
Prepaid Oil & Gas Costs	13,989	-		13,989
Total Current Assets	60,635	12,499		73,134
Oil and natural gas properties,
successful efforts method of accounting
Unproved properties - not currently amortized,
net of impairment and dry hole costs of $198, 953	1,326,899	(802)		1,326,097
Non-current Assets
Restricted Funds	740,000	-		740,000
TOTAL ASSETS	$ 2,127,534	11,697		2,139,231

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	79,967	(15,990)	2)	63,977
Accounts payable – Related-party	-	16,097	2)	16,097
Salary Payable	7,780	1		7,781
Notes payable	120,000	-		120,000
Common stock payable	149,196	10,500	3)	159,696
Total current liabilities	356,943	10,608		367,551

Long Term Liabilities
Notes payable to related parties	545,560	-		545,560
Total long term liabilities	545,560			545,560

Total Liabilities	902,503	10,608		913,111

Minority Interest	2,072,683	10,197	4)	2,082,880

Stockholders’ Equity
Preferred stock, Series A, $.001 par value, 100,000 shares
Authorized, issued and outstanding respectively	100	-		100
Common stock, $.001 par value, 100,000,000 shares authorized, 30,477,772 issued and outstanding	30,677	(200)		30,477
Additional paid-in capital	2,854,829	1,225,243	5)	4,080,072
Deficit accumulated during the development stage	(3,733,258)	(1,234,151)		(4,967,409)
Total Stockholders’ Equity	(847,652)	(9,108)		(856,760)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,127,534	11,697		2,139,231

1)  To record oil and gas accrual for August production

2)  To separately show payable to related party on the balance sheet.

3)  To record accrual for noncash compensation.

4)  To record the minority interest attributable to LP 2006A

5)  To record the valuation of the options issued to the Chief Executive Officer and Chairman of the Board in June and the additional value related to 3) above.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures were not effective in ensuring that material information relating to us is recorded, processed, summarized, and reported in a timely manner due to the following material weaknesses:
•	Insufficient personnel and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters;
•
Ineffective controls over period end financial close and reporting processes and the preparation and review of the annual financial statements, resulting in numerous post-closing journal entries and audit adjustments and incomplete disclosures in the notes to the financial statements.

These material weaknesses were identified as part of our procedures for completing our financial statements for the fiscal year ended August 31, 2007.  We are in the process of implementing remedial actions, which include engaging additional resources to assist in the preparation and review of our financial statements and to assist in the resolution of non-routine accounting matters.  We are also reviewing our closing procedures and implementing additional controls to address the material weakness identified in this area.

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

Name	Age	Position	Director Since

Franklin C. Fisher, Jr.	67	President, CEO and Chairman	September 10, 2007

Larry Hornbrook	59	VP and CFO	August 25, 2006

Kenneth E. Lehrer	61	VP, Sr. Economist and Director	August 08, 2005

Mark Vance	53	Director	October 25, 2005

Kathryn E. Parks	24	VP and Secretary	June 12, 2006

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

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER AND POSITION(1)	SHARES OF COMMON STOCK	PERCENT OF CLASS(2)
Common	Franklin C. Fisher, Jr.	9,990,975	33.77%
	President, CEO, Director

Common	Larry Hornbrook	156,182	0.53%
	VP, CFO

Common	Ken Lehrer	408,839	1.38%
	VP, Sr. Economist, Director

Common	Mark Vance	193,628	0.63%
	Secretary, Director

Common	Kathryn E. Parks	10,000	0.03%
	VP & Secretary
All directors and officers
as a group (4 persons)		10,759,624	38.56%%

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

(Registrant)	AZTEC OIL & GAS, INC.

Dated: March 26, 2008	By: /s/ Franklin C. Fisher, Jr.
Name: Franklin C. Fisher, Jr.
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 26, 2008	By: /s/ Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)