Form 10QSB
period 2008-02-29
AZTEC OIL & GAS, INC.
filed 2008-04-14
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2008

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

One Riverway, Suite 1700
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

Yes [ ] No [X]

As of April 7, 2008, the issuer had 31,953,554 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)   Yes [  ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	February 29,	August 31,
	2008	2007
ASSETS
Current Assets:
Cash	$ 352,611	$ 4,771
Accounts receivable	18,805	54,374
Prepaid expenses and other current assets	23,192	13,989
Total Current Assets	394,608	73,134
Non-current Assets:
Oil and natural gas properties, successful efforts method of accounting net of accumulated depletion of $19,359 and $8,189	2,846,623	1,326,097
Computers and equipment, net of accumulated depreciation of $0 and $0	2,954	-
Restricted funds	-	740,000
TOTAL ASSETS	$ 3,244,185	$ 2,139,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$ 135,645	$ 63,977
Accounts payable – related party	125,242	16,097
Salary payable	18,416	7,781
Notes payable and Line of credit	315,261	120,000
Notes payable to related parties	545,560	-
Common stock payable	27,646	159,696
Total Current Liabilities	1,167,770	367,551

Long Term Liabilities
Notes payable to related parties	-	545,560
Total Liabilities	1,167,770	913,111

Minority Interest	2,879,280	2,082,880

Stockholders’ Deficit
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares authorized,31,953,553 and 30,477,772 shares issued and outstanding, respectively	31,953	30,477
Additional paid-in capital	4,500,460	4,080,072
Accumulated deficit	(5,335,378)	(4,967,409)
Total Stockholders’ Deficit	(802,865)	(856,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 3,244,185	$ 2,139,231

See accompanying Notes to Consolidated Financial Statements

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Oil and Gas Revenue	$ 48,453	$ 5,395	$ 92,498	$ 22,701

General & Administrative	162,503	235,856	363,164	537,117
Oil and Gas Expenses	1,610	1,865	26,280	4,910
Dry Hole Costs	-	-	-	-
Depreciation, Depletion and Amortization	5,650	1,622	11,170	1,622
Impairment of Oil and Gas Properties	-	-	-	72,948
Total Operating Expenses	(169,763)	(239,343)	(400,614)	(616,597)

Interest Expense	(19,057)	(2,063)	(35,318)	(2,959)
Interest Income	-	-	22	485

Total Other Income/(Expense)	(19,057)	(2,063)	(35,296)	(2,474)

NET LOSS	(140,367)	(236,011)	(343,412)	(596,370)

Minority Interest	(16,732)	-	(24,557)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (157,099)	$ (236,011)	$ (367,969)	$ (596,370)

Basic and Diluted Loss per Share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted Average Shares
Outstanding – Basic and Diluted	31,953,271	29,504,644	31,384,148	29,350,949

See accompanying Notes to Consolidated Financial Statements

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Six Months Ended
	February 29, 2008	February 28, 2007
Cash Flows Used in Operating Activities:
Net Loss	$ (367,969)	$ (596,370)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share Based Compensation	42,782	268,302
Depletion	11,170	1,622
Impairment of properties	-	72,948
Minority Interest	24,557	-
Changes in:
Accounts Receivable	35,569	(1,972)
Prepaid Expenses	(9,203)	14,970
Accounts Payable and accrued liabilities	71,668	72,066
Accounts Payable – Related Party	109,145	-
Salary payable	10,635	-
Net Cash Used in Operating Activities	(71,646)	(168,434)

Cash Flows Used in Investing Activities:
Acquisition of Oil and Gas Properties	(1,531,696)	(859,739)
Change in restricted cash	740,000	-
Capital Expenditures	(2,954)	-
Net Cash Used in Investing Activities	(794,650)	(859,739)

Cash Flows Provided by Financing Activities:
Proceeds from Limited Partners, net	1,045,878	1,132,384
Distributions to Limited Partners	(27,003)	-
Proceeds from Notes Payable and Line of Credit	211,583	113,500
Payments on Notes Payable	(16,322)	(104,680)
Net Cash Provided by Financing Activities	1,214,136	1,141,204
Net Increase in Cash	347,840	113,031

Cash at Beginning of Period	4,771	181
Cash at End of Period	$ 352,611	$ 113,212

Cash paid during the period for:
Interest	$ 10,182	$ 2,959
Income Taxes	$ -	$ -

See accompanying Notes to Consolidated Financial Statements
AZTEC OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Aztec Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Aztec’s Annual Report filed with the SEC on Form 10-KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form 10-KSB have been omitted.

Aztec exited the development stage in the quarter ended November 30, 2007 with initial production of oil & gas from its properties.

NOTE 2 - INVESTMENT IN DRILLING PARTNERSHIP

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

For each $50,000 invested in the partnership, each investor received 9,000 warrants to purchase common stock in Aztec.  A total of 182,208 warrants were issued in connection with 2006B LP.  The warrants are immediately exercisable whereby Class “A” warrants expired on December 31, 2007 with an exercise price of $0.35 per share.  Classes “B” and “C” warrants expire on December 31, 2008 with an exercise price of $0.65 and $0.95 respectively.  The warrants had a fair market value of $3,644 at date of issuance based upon the Black-Scholes option pricing model utilizing discount rates ranging from 4.01% to 4.19%, a volatility factor ranging from 77.53% to 115.77%, an expected life of 4 months to 1.5 years and a dividend rate of zero.

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

Aztec has a controlling financial interest in both 2006A LP and 2006B LP and therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.  At February 29, 2008, minority interest was $2,879,280.  Minority interest share of net loss was $24,557 for the six months ended February 29, 2008.

During December 2007, Aztec completed the funding of its third drilling limited partnership, the Aztec 2007A Oil & Gas Limited Partnership (2007A LP), and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors.  Aztec Energy, LLC is the Managing General Partner of 2007A.  Investors in 2007A LP will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to 2007A LP investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in 2007A LP may request that the Managing General Partner, subject to financial ability and other terms, to repurchase their units at a price equal to three times cash flow for the preceding twelve months.

NOTE 3 – NOTES PAYABLE AND LINE OF CREDIT

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

Aztec holds a note in the amount of $3,400 payable to a company owned by our chief executive officer for funds advanced to Aztec.  This note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At February 29, 2008, the prime rate was six percent (6.00%), making the loan rate six and one-half percent (6.50%).  The line of credit agreement expires on May 29, 2008.  As of February 29, 2008 the amount outstanding under this facility was $300,000.  Our chief executive officer personally guaranteed the excess of the loan over the original $200,000 amount.

Aztec holds other notes with total principal amounts due of $15,261 payable.  These notes bears interest at rates between 11% and 20%  per annum and are due in full on August 31, 2008.

NOTE 4 - EQUITY

During the quarter ended February 29, 2008, Aztec issued 108,749 shares of common stock valued at $6,250 for consulting services and directors’ fees of which $5,500 was for services received prior to the current quarter and previously reflected as a Stock Payable.  In September, 2007, Aztec granted warrants to purchase 182,208 shares of Aztec’s common stock pursuant to the Aztec 2006B Oil & Gas Limited Partnership discussed further in Note 2.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

As used in this Form 10-QSB, references to the “Aztec”, the “Company”, the “Registrant”, “we”, “our”, or “us” refer to Aztec Oil & Gas, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This quarterly report on Form 10-QSB contains forward-looking statements.  For this purpose, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking statements information includes, but is not limited to, statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly and including, but not limited to, those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” "plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Overview

We were originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances, in 1990, the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No significant material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. and reorganized under the laws of the State of Nevada.  Since 2004, Aztec's business plan has been to purchase, manage, and participate in oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

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

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. Four of the wells have been completed, three are awaiting evaluation and completion, and three have been plugged and abandoned. Aztec is also participating as a working interest owner in a forty-three well project in Pennsylvania.  Of the 43 wells drilled, 23 are currently in production as of February 29, 2008.

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

Aztec is currently in its third stage of development. In this stage, Aztec focuses on drilling in basins, such as in the Appalachian region of the United States, which is near the high energy usage “northeastern corridor” of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.

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

Aztec has not demonstrated profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of February 29, 2008, Aztec had an accumulated deficit of $5,335,378 and expects that its operating expenses will increase as it hones its new business strategy, especially in the areas of acquisitions.

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

Recent Event

The Company has completed funding of its third drilling partnership in December 2007, the Aztec 2007A Oil & Gas Limited Partnership (2007A LP), and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors.  Aztec Energy, LLC is the Managing General Partner of 2007A.  Investors in 2007A LP will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to 2007A LP investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in 2007A LP may request that the Managing General Partner, subject to financial ability, repurchase their units at a price equal to three times cash flow for the preceding twelve months.

Results of Operations

The Three Months Ended February 29, 2008 Compared to the Three Months Ended February 29, 2007

For the three months ended February 29, 2008, the Company recognized oil and gas revenue of $48,453 as compared to $5,395 for the same period last year. The Company recorded a net loss of $157,099 for the quarter ended February 29, 2008 as compared to a net loss of $236,011 for the corresponding period ended 2007.  This decrease in net loss was primarily attributable to lower general and administrative costs in the 2008 period.  General and administrative expense for 2007 included $64,715 of expense associated with non-cash consulting fees while the same expenditure was only $6,780 in the 2008 period.

DD&A expense increased to $5,650 for the three month period ended February 29, 2008 as compared to $1,622 for the same period last year.  This increase was primarily attributed to additional production activity in the current period. Total operating expenses for the three months ended February 29, 2008 were $169,763.  Results of operations for the interim periods are not indicative of annual results.

The Six Months Ended February 29, 2008 Compared to the Six Months Ended February 29, 2007

For the six months ended February 29, 2008, the Company recognized oil and gas revenue of $92,498 as compared to $22,701 for the same period last year. The Company recorded a net loss of $367,969 for the six months ended February 29, 2008 as compared to a net loss of $596,370 for the corresponding period ended 2007.  This decrease in net loss was primarily attributable to lower general and administrative costs in the 2008 period.  General and administrative expense for 2007 included $252,527 of expense associated with the non-cash consulting fees while the same expenditure was only $33,640 in the 2008 period.

DD&A expense increased to $11,170 for the six month period ended February 29, 2008 as compared to $1,622 for the same period last year.  This increase was primarily attributed to additional production activity in the current period. Total operating expenses for the six months ended February 29, 2008 were $400,614.  Results of operations for the interim periods are not indicative of annual results.

Liquidity and Capital Resources

As of February 29, 2008, Aztec had $352,611 in cash.  At quarter end Aztec has two directors who are paid $5,500 in stock or cash on a monthly basis at the option of Aztec. The number of shares is determined by using the average value of the shares traded during the month.

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

Aztec holds a note in the amount of $3,400 payable to a company owned by our chief executive officer for funds advanced to Aztec.  This note bears interest at a rate of 9% per annum and is due in full on January 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement expires on May 29, 2008 was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At February 29, 2008, the prime rate was six percent (6.00%), making the loan rate six and one-half percent (6.50%).  As of April 7, 2008 the amount outstanding under this facility was $340,000.  Our chief executive officer has personally guaranteed any amount in excess of the original $200,000 amount.

Aztec holds other notes with total principal amounts due of $15,261 payable.  These notes bears interest at rates between 11% and 20% per annum and are due in full on August 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)).  Based upon their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at a reasonable assurance level.

Internal Controls Over Financial Reporting

We had a change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter.  In an effort to enhance and improve our internal controls, the Company engaged an independent third-party, Agility Business Partners, LLC, to prepare the Form 10-QSB and selected supporting schedules.  We are aware that any system of controls, however well designed and operated, can only provide reasonable, and not absolute, assurance that the objectives of the system are met, and that maintenance of disclosure controls and procedures is an ongoing process that may change over time.

Management plans to work with all personnel to make certain that all documents receive wide circulation within the Company so that information is available for the preparation of financial statements

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

The Company is the plaintiff in one lawsuit brought against Bradley Energy, the operator of the Pennsylvania wells that the Company participates in.  The Company believes that it was misled about certain representations made by the operator during the discussions to purchase a working interest in these wells and the manner in which the project progressed, all as more fully described in the petition.  The lawsuit is currently in the discovery phase and no financial statement impact can be measured at this time; however, the Company believes that any settlement will not be substantially material to the financial results of the Company.  Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended February 29, 2008, Aztec issued 108,749 shares of common stock valued at $6,250 for consulting services and directors’ fees of which $5,500 (93,749 shares) was for services received prior to current quarter and previously included in Stock Payable.

The Company has completed funding of its third drilling partnership in December 2007, the Aztec 2007A Oil & Gas Limited Partnership (2007A LP), and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

There was no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 2007.

Item 5. Other Information

None.

Item 6. Exhibits.

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

AZTEC OIL & GAS, INC.

Dated: April 14, 2008	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer