Form 10QSB
period 2008-05-31
AZTEC OIL & GAS, INC.
filed 2008-07-15
CIK 789606

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington D.C., 20549

FORM 10-QSB

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 31, 2008

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

As of July 14, 2008, the issuer had 32,418,427 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one)       Yes [  ] No [x]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
	May 31, 2008	August 31, 2007
ASSETS
Current assets:
Cash	$216,675	$4,771
Accounts receivable	18,957	54,374
Prepaid expenses and other current assets	18,287	13,989
Total current assets	253,919	73,134

Non-current assets:
Oil and natural gas properties, successful efforts method of accounting net of accumulated depletion of $20,589 and $8,189	2,845,275	1,326,097
Computers and equipment, net of accumulated depreciation of $0	2,954	-
Restricted funds	-	740,000
TOTAL ASSETS	$3,102,148	$2,139,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$21,831	$63,977
Accounts payable – related party	174,870	16,097
Salary payable	31,634	7,781
Notes payable and line of credit	397,281	120,000
Notes payable to related parties	545,560	-
Common stock payable	11,250	159,696
Total current liabilities	1,182,426	367,551

Long term liabilities
Notes payable to related parties	-	545,560
Total liabilities	1,182,426	913,111

Minority interest	2,871,188	2,082,880

Stockholders’ deficit
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding respectively	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 32,280,927 and 30,477,772 shares issued and outstanding, respectively	32,280	30,477
Additional paid-in capital	4,530,211	4,080,072
Accumulated deficit	(5,514,057)	(4,967,409)
Total stockholders’ deficit	(951,466)	(856,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,102,148	$2,139,231

See accompanying Notes to Consolidated Financial Statements

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended May 31,		Nine Months Ended May 31,
	2008	2007	2008	2007
Oil and gas revenue	$ 87,168	$ 18,966	$ 179,666	$ 41,668

General & administrative	202,763	247,086	565,927	787,644
Oil and gas expenses	17,766	5,651	44,046	7,121
Depreciation, depletion and amortization	1,230	1,330	12,400	2,952
Impairment of oil and gas properties	-	-	-	72,948
Total operating expenses	(221,759)	(254,067)	(622,373)	(870,665)

Interest expense	(18,640)	(3,276)	(53,958)	(6,235)
Interest income	-	-	22	485
Total other income / (expense)	(18,640)	(3,276)	(53,936)	(5,750)

NET LOSS	(153,231)	(238,377)	(496,643)	(834,747)

Minority interest	(25,447)	-	(50,004)	-

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS	$ (178,678)	$ (238,377)	$ (546,647)	$ (834,747)

Basic and diluted loss per share	(0.01)	$ (0.01)	$ (0.02)	$ (0.03)

Weighted average shares outstanding – basic and diluted	32,170,616	29,877,307	31,648,218	29,527,906

See accompanying Notes to Consolidated Financial Statements

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)

	Nine Months Ended
	May 31, 2008	May 31, 2007
Cash flows used in operating activities:
Net loss	$ (546,647)	$ (834,747)

Adjustments to reconcile net loss to net cash used in operating activities:
Share based compensation	56,464	394,276
Depreciation, depletion and amortization	12,400	2,952
Impairment of properties	-	72,948
Minority interest	50,004	-
Changes in:
Accounts receivable	35,417	(45,057)
Prepaid expenses	(4,298)	22,470
Accounts payable and accrued liabilities	(42,147)	128,489
Accounts payable – related party	158,773	-
Salary payable	23,853	-
Net cash used in operating activities	(256,181)	$ (258,669)

Cash flows used in investing activities:
Acquisition of oil and gas properties	(1,531,578)	(1,111,509)
Change in restricted cash	740,000	-
Capital expenditures	(2,954)	-
Net cash used in investing activities	(794,532)	$ (1,111,509)

Cash flows provided by financing activities:
Proceeds from limited partners, net	1,044,878	1,242,384
Distributions to limited partners	(59,542)	-
Proceeds from notes payable and line of credit	301,583	353,500
Payments on notes payable	(24,302)	(112,893)
Net cash provided by financing activities	1,262,617	$ 1,482,991
Net increase in cash	211,904	112,813

Cash at beginning of period	4,771	181
Cash at end of period	$ 216,675	$ 112,994

Cash paid during the period for:
Interest	$ 15,668	$ 6,235
Income taxes	$ -	$ -

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

As planned, Aztec Oil & Gas, Inc., through its subsidiaries (collectively “Aztec”), drilled and completed four (4) wells in Doddridge County, West Virginia for participation of the Aztec 2006A Oil & Gas Limited Partnership.  All four wells were successful and completed in three or four zones each.  The wells are actively producing.

During November 2007, Aztec completed the funding of its second drilling limited partnership, the Aztec 2006B Oil & Gas Limited Partnership (2006B LP), and raised total gross proceeds of $1,012,267 (net $888,724) from its outside investors.  As of August 31, 2007, a total of $740,000 had been raised through this 2006B limited partnership and was reflected in the balance sheet as restricted funds.  Aztec Energy, LLC is the Managing General Partner of 2006B.

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

Aztec has a controlling financial interest in both 2006A LP and 2006B LP and therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.  At May 31, 2008, minority interest was $2,871,188.  Minority interest share of net loss was $50,004 for the nine months ended May 31, 2008.

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

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At May 31, 2008, the prime rate was five percent (5.00%), making the loan rate five and one-half percent (5.50%).  The line of credit agreement expires on August 31, 2008.  As of May 31, 2008 the amount outstanding under this facility was $390,000.  Our chief executive officer personally guaranteed the excess of the loan over the original $200,000 amount.

Aztec holds other notes with total principal amounts due of $7,281 payable.  These notes bears interest at rates between 11% and 20% per annum and are due in full on August 31, 2008.

NOTE 4 - EQUITY

During the quarter ended May 31, 2008, Aztec issued 327,374 shares of common stock valued at $23,854 for consulting services and directors’ fees, all of which was for services received prior to the current quarter and previously reflected as a Stock Payable.  During the nine months ended May 31, 2008, Aztec issued a total of 1,803,155 shares of common stock valued at $184,604 for consulting services and directors’ fees.  In September, 2007, Aztec granted warrants to purchase 182,208 shares of Aztec’s common stock pursuant to the Aztec 2006B Oil & Gas Limited Partnership discussed further in Note 2.

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

Plan of Operation

Phase one of Aztec's business plan calls for purchasing working interests in proved oil & gas properties with undrilled reserves and also participating in working interest in drilling projects.  Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.  This strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan calls for investing in various drilling prospects with industry professionals. Aztec has participated in ten drilling projects in Texas, Oklahoma, and Louisiana. Seven of the wells have been completed, one is awaiting evaluation and three have been plugged and abandoned. In 2005, before implementing Phase two, Aztec also participated as a minority working interest owner in a forty-three well project in Pennsylvania.  Of the 43 wells drilled, 29 are currently in production as of May 31, 2008.

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

Aztec is currently in its third stage of development. In this stage, Aztec focuses on drilling in basins, such as in the Appalachian region of the United States, which is near the high energy usage “northeastern corridor” of the United States. We  participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records.

In order to execute our business plan, we have entered into consulting agreements with several of our officers and directors to provide services to the Company.  The Company plans to retain consultants with respect to current and proposed properties and operations.  The Company, from time to time, may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

Aztec has not demonstrated profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of May 31, 2008, Aztec had an accumulated deficit of $5,514,057 and expects that its operating expenses will increase as it hones its new business strategy, especially in the areas of acquisitions.

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

Results of Operations

The Three Months Ended May 31, 2008 Compared to the Three Months Ended May 31, 2007

For the three months ended May 31, 2008, the Company had oil and gas revenues of $87,168 and oil and gas expenses of $17,766.  For the same period in 2007, the Company had oil and gas revenues of $18,966 and oil and gas expenses of $5,651.  The increase in both oil and gas revenues and oil and gas expenses between the two periods is due to the fact that the four wells in Doddridge County, West Virginia had less than one month of production in the 2007 period versus a full three months of production in the 2008 period.

General and administrative expenses decreased from $247,086 for the three months ended May 31, 2007 to $202,763 for the three months ended May 31, 2008.  General and administrative expense for 2007 included $112,974 of expense associated with non-cash consulting fees while the same expenditure was only $8,181 in the 2008 period.

Interest expense increased from $3,276 for the three months ended May 31, 2007 to $18,640 for the three months ended May 31, 2008 due to increased borrowing related to funding the Company’s drilling operations.

The Nine Months Ended May 31, 2008 Compared to the Nine Months Ended May 31, 2007

For the nine months ended May 31, 2008, the Company had oil and gas revenues of $179,666 and oil and gas expenses of $44,046.  For the same period in 2007, the Company had oil and gas revenues of $41,668 and oil and gas expenses of $7,121.  The increase in oil and gas revenues and oil and gas expenses between the two periods is due to the fact that the four wells in Doddridge County, West Virginia had less than one month of production in the 2007 period versus a full nine months of production in the 2008 period.

General and administrative expenses decreased from $787,644 for the nine months ended May 31, 2007 to $565,927 for the nine months ended May 31, 2008.  General and administrative expense for 2007 included $365,502 of expense associated with non-cash consulting fees while the same expenditure was only $41,821 in the 2008 period.

Interest expense increased from $6,235 for the nine months ended May 31, 2007 to $53,958 for the nine months ended May 31, 2008 due to increased borrowing related to funding the Company’s drilling operations.

Liquidity and Capital Resources

As of May 31, 2008, Aztec had $216,675 in cash.  At quarter end Aztec has two directors who are paid $5,500 in stock or cash on a quarterly basis at the option of Aztec. The number of shares is determined by using the average value of the shares traded during the quarter.

Aztec had $740,000 in restricted cash on their balance sheet at August 31, 2007 from the proceeds raised from the Aztec 2006B Oil & Gas Limited Partnership.  During November 2007, Aztec completed the funding of this partnership and thus the funds raised are no longer classified as restricted cash.

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

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement expires on May 29, 2008 was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At May 31, 2008, the prime rate was five percent (5.00%), making the loan rate five and one-half percent (5.50%).  As of May 31, 2008 the amount outstanding under this facility was $390,000.  Our chief executive officer has personally guaranteed any amount in excess of the original $200,000 amount.

Aztec holds other notes with total principal amounts due of $7,281 payable.  These notes bears interest at rates between 11% and 20% per annum and are due in full on August 31, 2008.

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
OTHER INFORMATION

Item 1. Legal Proceedings

    The Company is the plaintiff in one lawsuit brought against the operator of the Pennsylvania wells in which the Company participated.  It is the Company’s opinion that it was misled about certain representations made by the operator during the discussions to purchase a working interest in these wells and that the manner in which the project was executed was not proper, all as more fully described in the petition.  The lawsuit is currently in the discovery phase and no financial statement impact can be measured at this time; however, the Company believes that any outcome will not be substantially material to the financial results of the Company.  Other than the above, the Company is not a party to, and its properties are not the subject of, any material pending legal proceeding nor to the knowledge of the Company, are any such legal proceedings threatened

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    During the quarter ended May 31, 2008, Aztec issued 327,374 shares of common stock valued at $23,854 for consulting services and directors’ fees, all of which was for services received prior to current quarter and previously included in Stock Payable.

    The Company has completed funding of its third drilling partnership in December 2007, the Aztec 2007A Oil & Gas Limited Partnership (2007A LP), and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors.

Item 3. Defaults upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    There was no matters submitted to a vote of security holders during the fiscal quarter ended May 31, 2008.

Item 5. Other Information

    None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of the President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEC OIL & GAS, INC.

Dated: July 15, 2008	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer