Form 10KSB
period 2008-08-31
AZTEC OIL & GAS, INC.
filed 2008-12-16
CIK 789606

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2008

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
Fax number: (713) 840-6323

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Common Stock, par value $0.001
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the issuer’s revenue for its most recent fiscal year (ended August 31, 2008): $371,842

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 15, 2008: $0.08

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:As of November 10, 2008, there were 32,692,799 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes_____ No X

PART I

ITEM 1. DESCRIPTION OF BUSINESS

As used in this Form 10-KSB, references to “Aztec,” “Company,” the “Registrant,” “we,” “our” or “us” refer to Aztec Oil & Gas, Inc., including its subsidiaries, unless the context otherwise indicates.

Forward-Looking Statements
This Annual Report on Form 10-KSB (this “Report”) contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

(a) BUSINESS DEVELOPMENT

Business Development, Organization and Acquisition Activities
The Company was originally organized under the name Aztec Communications Group as a Utah corporation (“Aztec Communications”).  Aztec Communication’s original principal business objective involved its participation in the broadcast and television business through its then wholly-owned subsidiaries, Lloyd Communications, Inc., an Illinois corporation (“Lloyd”), and Golden Circle Broadcasting Inc., a Tennessee corporation (“Golden Circle”).  As a result of adverse business circumstances, in 1990, the Company sold Lloyd and Golden Circle and ceased its business operations in the broadcast and television business.  No material business operations were conducted by the Company from 1990 until 2004.  In 2004, the Company changed its name from Aztec Communications Group, Inc. to Aztec Oil & Gas, Inc. and reorganized under the laws of the State of Nevada.  Since 2004, Aztec’s business plan has been to purchase, manage and participate in oil and gas interests utilizing strategies that seek to manage and reduce the risks associated with traditional exploration and production operations.

On August 13, 2004, the Registrant effectuated a 3-for-1 forward stock split.

Aztec is a Houston-based, oil and gas exploration and production company focusing on numerous areas in the U.S.

BUSINESS OF ISSUER

Principal Products, Services and Principal Markets
Phase one of Aztec's business plan called for purchasing working interests in proved oil & gas properties with undrilled reserves and also participating in working interest in drilling projects.  Aztec's growth strategy is partially based on participation, as it intends to team up with outside participation investors who will assume part or all of the costs associated with the drilling of additional wells in exchange for a part of the revenues derived from the wells they finance.  This strategy should allow a reduction in the financial risks for Aztec in drilling new wells, while Aztec would still be receiving income from present field production in addition to income from any successful new drilling.

Phase two of Aztec's business plan called for investing in various drilling prospects with industry professionals. Aztec has participated in drilling projects in Texas, Oklahoma, and Louisiana. Seven of the wells have been completed, one is awaiting evaluation and three have been plugged and abandoned. In 2005, before implementing Phase two, Aztec also participated as a minority working interest owner in a multi-well project in Pennsylvania.  As of August 31, 2008, there are 29 wells in production.

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

Aztec is currently in its third stage of its business plan. In this stage, Aztec focuses on drilling in basins, such as in North Central Texas and the Appalachian region of the United States. The latter is near the high energy usage “northeastern corridor” of the United States. We  participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion.  Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records.

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

Aztec has not demonstrated profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of August 31, 2008, Aztec had an accumulated deficit of $6,076,707 and expects that its operating expenses will increase as it hones its new business strategy, especially in the areas of acquisitions.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec participated as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2) was “spudded” in April 2005 and cost approximately $3.5 million (gross) to drill to a vertical depth of approximately 14,300 feet. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. Both wells were completed into target zones and are now flowing commercial quantities of natural gas and condensate.  Both wells have untapped upper zones which are estimated to contain substantial additional reserves.  Aztec owns a 0.90% net revenue interest in Deep Lake Well No. 1 nd a 0.875% net revenue interest in Deep Lake Well No. 2.

Early in May 2005, Aztec announced its participation in a minority interest in one well, the McCoy #2, in the Barnett Shale play area of Texas.  The well was completed in 2006 and initially produced primarily oil with limited gas; however gas flows have increased over time.  The well is currently producing but has experienced mechanical issues that have caused production to vary significantly.  The Operator continues to address these issues while attempting to produce the well.

Limited Partnerships
As of the date of this report Aztec has formed three Limited Partnerships; Aztec 2006A Oil & Gas Limited Partnership (“Aztec 2006A LP”), Aztec 2006B Oil & Gas Limited Partnership (“Aztec 2006B LP”) and Aztec 2007A Oil & Gas Limited Partnership (“Aztec 2007A LP”).  For all three partnerships, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC (“Aztec Energy”), acts as the Managing General Partner and retains thirty percent ownership interest in each Limited Partnership (for which interest Aztec contributed all leases and paid all tangible drilling costs).  Investors will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to investors during the first five years of the partnership.  After three years from the date of the first distribution, investors in the partnerships may request that the Managing General Partner, subject to a 10% of total limitation, financial ability and other terms, repurchase their units at a price equal to three times cash flow for the preceding twelve months.  Another Aztec subsidiary, Aztec Drilling & Operating, LLC, (“ADO LLC”) serves the Partnerships as turnkey drilling contractor and operator.

Aztec has a controlling financial interest in Aztec 2006A LP, Aztec 2006B LP and Aztec 2007A LP, therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.

Aztec 2006A Oil & Gas Limited Partnership
During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first drilling partnership, Aztec 2006A Oil & Gas Limited Partnership (“Aztec 2006A LP”), with 22 outside investors.  The multi-well drilling program based in the Doddridge County area of West Virginia commenced drilling in February 2007.  The drilling of all four wells was completed in March 2007.  Perforating, completion and equipment setting was completed on all four wells during March and April 2007 and the wells came on line and started producing May 2007 with a contract in place for both oil and gas sales. Aztec raised $1,132,384, net of related fees of $xxx and fair value of warrants associated with the private placement, from outside investors toward funding the partnership.

Aztec 2006B Oil & Gas Limited Partnership
During November 2007, Aztec completed the funding of its second drilling limited partnership, Aztec 2006B Oil & Gas Limited Partnership (“Aztec 2006B LP”).  Aztec 2006B LP raised total gross proceeds of $1,012,267 (net $888,724) from 16 outside “accredited” investors.  The two well drilling program based in the Doddridge County area of West Virginia commenced drilling in December 2007 and was completed in early 2008.

Aztec 2007A Oil & Gas Limited Partnership (“Aztec 2007A LP”)
In December 2007, Aztec completed the funding of its third drilling partnership, Aztec 2007A Oil & Gas Limited Partnership (“Aztec 2007A LP”), with 18 outside investors and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors. The two wells, Williams #1 and Williams #2, are located in the Doddridge County area of West Virginia.  Both were perforated and completed and equipment was set, with both wells producing with a market rate sales contract in place for oil and gas sales.

As indicated by the activities of the previously discussed partnerships, Aztec is currently in the third stage of its business plan. In this stage, Aztec focuses on drilling known producing regions such as North Central Texas and the Appalachian region of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.  Additionally Aztec independently acquires leases and will operate them with its teaming agreement partner, Resaca Resources.

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

Uncertainties Related to the Oil and Gas Business in General
Aztec’s current business is subject to all of the risks normally incident to the exploration for and production of oil and gas, including blow-outs, cratering, pollution, fires, and theft of equipment. Each of these incidents could result in damage to or destruction of oil and gas wells or formations or production facilities or injury to persons, or damage to or loss of property. As is common in the oil and gas industry, Aztec is insured against these risks; however,  no oil and gas firm including Aztec, can ever be sure its insurance or that of its suppliers is adequate.

The oil and gas business is further subject to many other contingencies which are beyond the control of Aztec. Wells may have to be shut-in because they have become uneconomical to operate due to changes in the price of oil, depletion of reserves, or deterioration of equipment. Changes in the price of imported oil, the discovery of new oil and gas fields and the development of alternative energy sources have had and will continue to have a dramatic effect on the Company’s business.

Risks Associated with Acquisitions
If appropriate opportunities present themselves, Aztec would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

Aztec currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that Aztec will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company’s business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or impairment or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require Aztec to obtain additional equity or debt financing, which might not be available on terms favorable to Aztec, or at all, and such financing, if available, might be dilutive.

Because the Oil and Gas industry is cyclical, the Company’s operating results may fluctuate.
Aztec’s operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside Aztec’s control.  As a strategic response to changes in the competitive environment, Aztec may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on Aztec’s business, results of operations and financial condition.

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

Employees
The Company currently has a Chief Executive Officer who is also a Director, a President, a Vice President who also serves as Corporate Secretary and Treasurer, one Chief Financial Officer, one Senior Economist who is also Director, and a separate Director.  The Company has no present intention of adding any more full time employees until it substantially increases its income.  The Company plans to retain consultants with respect to current and proposed properties and operations.  The Company, from time to time, may retain independent engineering and geological consultants and the services of lease brokers and geophysicists in connection with its operations.

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

Rapid growth of production in the Appalachia regions may result in lower prices and production restrictions until new pipeline facilities are put in service. The Appalachian Region, including areas of the Company’s West Virginia prospects, has sometimes in the past experienced lower prices and occasional curtailments resulting from a local oversupply situation for natural gas. This situation has abated; however, if excess production exceeds the additional pipeline capacity, or if producers continue to successfully develop new supplies in the area and if additional pipeline facilities or markets are not developed to utilize or transport the new supplies, a local surplus could continue or reoccur, resulting in lower prices and/or production curtailment.

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

Increases in drilling costs would reduce the Company’s profitability. The oil and gas industry historically has experienced periods of rapid cost increases. Increases in the cost of exploration and development would affect the ability of the Company to acquire additional leases, gas and oil equipment, and supplies. The foregoing would increase costs and may lead, depending on the price which the Company receives for its oil or gas, to lower profits of the Company.

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

Local delays in Company gas or oil production could reduce the Company’s profitability. Wells drilled for the Company may have access to only one potential market. Local conditions including but not limited to closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints and development of local oversupply or deliverability problems could halt or reduce sales from Company wells. A delay in the production and sale of the Company’s gas and oil could reduce the Company’s profitability.

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

Taxation
Our operations, as is the case in the petroleum industry generally, are significantly affected by federal tax laws. Federal, as well as state, tax laws have many provisions applicable to corporations which could affect the future tax liability of the Company.

Commitments and Contingencies
We are liable for future restoration and abandonment costs associated with our oil and gas properties. These costs include future site restoration, post closure and other environmental exit costs. The costs of future restoration and well abandonment have not been determined in detail. Texas regulations require operators to post bonds that assure that well sites will be properly plugged and abandoned. Management views this as a necessary requirement for operations within Texas and does not believe that these costs will have a material adverse effect on our financial position as a result of this requirement.

ITEM 2. DESCRIPTION OF PROPERTY

Our producing properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in Texas, Pennsylvania, Louisiana and West Virginia:

There are 29 wells in the Pennsylvania Drilling Program (.4625% NRI) which have been drilled to depths in the range of 3,800 feet.

[Missing Graphic Reference]The Deep Lake No.1 (.671714% WI and .90% NRI) and Deep Lake No.2 (.690907% WI and .875% NRI) wells were drilled and both wells are now flowing commercial quantities of natural gas. Both wells have untapped upper zones which are estimated to contain substantial additional commercial after reaching approximately 19,300 feet with many mechanical difficulties.

We have the Freeman #1A, #2A, #3A, and #4A wells in the 2006A Drilling Program (85% WI and 68% NRI).  These wells are located in West Virginia, have been completed and are currently producing natural gas.

We have the Dailey Hrs. #1 and Hickman #1 wells in the 2006B Drilling Program (100% WI and 80% NRI).  These wells are located in West Virginia, have been completed and are currently producing limited quantities of natural gas.

We have the Williams #1 and #2 wells in the 2007A Drilling Program (100% WI and 63% NRI).  These wells are located in West Virginia, have been completed and are currently producing natural gas.

Reserves

Our proved reserves for the year ended August 31, 2008 and are set forth below:

Proved Reserves

				Present Value of
			Undiscounted	Proved Reserves
			Future Net	Discounted at
	Oil	Gas	Revenue	10% per year
	(Bbls)	(MMcf)	($)	($)
Proved Developed Producing	-	353,581	$ 1,603,634	$ 242,571
Proved Developed Non Producing	-	-	$ -	$ -
Proved Undeveloped	4,520	207,446	$ 345,482	$ 650,362
Total Proved	4,520	561,027	$ 1,949,116	$ 1,038,176

The estimates for 2008 are based primarily on the reserve report, dated August 31, 2008, of Rex D. Morris, independent petroleum consultants. Such reports are, by their very nature, inexact and subject to changes and revisions. Proved developed reserves are reserves expected to be recovered from existing wells with existing equipment and operating methods.  Proved undeveloped reserves are expected to be recovered from new wells drilled to known reservoirs on undrilled acreage for which existence and recoverability of such reserves can be estimated with reasonable certainty,  or from  existing  wells where a relatively major expenditure is required to establish production. No estimates of reserves have been included in any reports to any federal agency other than the SEC. See SFAS 69 Supplemental Oil and Gas Disclosures included as part of our consolidated financial statements.

Wells

The following summarizes the Company's productive oil and gas wells as of August 31, 2008 and 2007.  Productive wells are producing wells and wells capable of production. Gross wells are the total number of wells in which the company has an interest. Net wells are the sum of the Company's fractional interests owned in the gross wells.

	As of August 31,
Oil and Gas Wells:	2008	2007
Gross	39	33
Net	8	2

ITEM 3. LEGAL PROCEEDINGS

There are no pending material legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.  The Company’s property is not the subject of any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fiscal year ended August 31, 2008.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

Our stock symbol is AZGS. For the year ended August 31, 2008, the prices of the common stock in the over-the-counter market, as reported and summarized by the OTC Bulletin Board were $0.19 high bid, and $0.02 low asked. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

The table below sets forth the high and low bid prices of our common stock for each quarter shown, as provided by the NASD Trading and Market Services Research Unit.  Quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

CALENDAR QUARTER	HIGH	LOW
FISCAL 2007
Quarter ended November 30, 2006	$0.10	$0.03
Quarter ended February 28, 2007	$0.13	$0.07
Quarter ended May 31, 2007	$0.18	$0.11
Quarter ended August 31, 2007	$0.19	$0.03

FISCAL 2008
Quarter ended November 30, 2007	$0.06	$0.06
Quarter ended February 29, 2008	$0.03	$0.03
Quarter ended May 31, 2008	$0.04	$0.03
Quarter ended August 31, 2008	$0.09	$0.07

Holders
As of August 31, 2008 there were approximately forty one (41) shareholders of record of common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
During 2008, Aztec issued 1,990,655 shares valued at $192,105 to various consultants and directors for services.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This Management’s Discussion and Analysis or Plan of Operations (“MD&A”) section of this Report discusses our results of operations, liquidity and financial condition, and certain factors that may affect our future results. You should read this MD&A in conjunction with our financial statements and accompanying notes included in this Report.

PLAN OF OPERATION
Aztec’s principal business objective is to purchase, initiate and/or participate in oil and gas interests utilizing strategies that seek to manage and reduce the risk associated with traditional exploration and production operations.

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

RESULTS OF OPERATIONS

Fiscal Year Ended August 31, 2008 Compared to Fiscal Year Ended August 31, 2007.
For the year ended August 31, 2008, the Company had oil and gas revenues of $371,842 and production costs of $81,618 as compared to oil and gas revenues of $114,706 and production costs of $29,629 for the year ended August 31, 2007.  The increase in both oil and gas revenues and production costs between the two periods is due to the additional production costs associated with Aztec 2006B LP and Aztec 2007A LP.

General and administrative expenses decreased from $2,211,918 for the year ended August 31, 2007 to $829,402 for the year ended August 31, 2008.  The decrease is primarily due to the reduction in expense related to stock options issued for consulting fees.

Interest expense increased from $15,327 for the year ended August 31, 2007 to $75,502 for the year ended August 31, 2008 due to increased borrowings related to funding the Company’s drilling operations.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2008, we had $290,323 in available cash as compared to $4,771 for the same twelve month period last year.

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

Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our Chief Executive Officer, Franklin C. Fisher, Jr., wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2008.  As part of this arrangement, Aztec holds notes in the amounts of $205,560, $20,000 and $30,000, payable to CSI.  The notes bears interest at a rates of 9%, 0% & 0% per annum and are due in full on January 31, 2009.

Aztec holds notes in the amount of $336,600 and $3,400 payable to our Chief Executive Officer for funds advanced to Aztec.  The notes bear interest at rates of 9% and 0% per annum and are due in full on January 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement expires on May 29, 2008 was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At August 31, 2008, the prime rate was five percent (5.00%), making the loan rate five and one-half percent (5.50%).  As of August 31, 2008, the amount outstanding under this facility was $400,000.  Our chief executive officer has personally guaranteed any amount in excess of the original $200,000 amount.  On August 31, 2008, Aztec extended the line of credit through February 28, 2009.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

ITEM 7. FINANCIAL STATEMENTS.

AZTEC OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	August 31,
ASSETS	2008	2007
Current assets:
Cash	$ 290,323	$ 4,771
Accounts receivable	175,559	54,374
Prepaid expenses and other current assets	8,597	13,989
Total current assets	474,479	73,134

Oil and natural gas properties, successful efforts method of accounting net of accumulated depreciation, depletion, amortization and impairment of $962,280 and $198,953	2,124,314	1,326,097
Computers and equipment, net of accumulated depreciation of $674	4,054	-
Restricted funds	-	740,000
TOTAL ASSETS	$ 2,602,847	$ 2,139,231

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 206,115	$ 63,977
Accounts payable and accrued liabilities – related party	229,538	16,097
Salary payable	59,296	7,781
Line of credit	400,000	120,000
Refundable subscriptions	200,000	-
Common stock payable	12,167	159,696
Notes payable to related parties	595,560	545,560
Total current liabilities	1,702,676	9,13,111

Asset retirement obligations	30,812	-

Total Liabilities	1,733,488	913,111

Minority Interest	2,375,973	2,082,880

Stockholders’ Deficit:
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 32,468,427 and 30,477,772 shares issued and outstanding, respectively	32,468	30,477
Additional paid-in capital	4,537,525	4,080,072
Accumulated deficit	(6,076,707)	(4,967,409)
Total Stockholders’ Deficit	(1,506,614)	(856,760)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 2,602,847	$ 2,139,231

The accompanying notes are an integral part of these financial statements.

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended August 31,
	2008	2007

Oil and gas revenue	$ 371,842	$ 114,706

Operating expenses:
General and administrative	829,402	2,211,918
Production costs	81,618	29,629
Dry well expenses	126,954	-
Depreciation, depletion, amortization and accretion	149,180	9,005
Impairment of oil and gas properties	616,161	83,203
Total operating expenses	1,803,312	2,333,755

Other income (expense)
Interest expense	(75,502)	(15,327)
Gain on sale of assets	-	312
Interest income	22	485
Total other income / (expense)	(75,480)	(14,530)

NET LOSS BEFORE MINORITY INTEREST	(1,506,950)	(2,233,579)

Minority Interest	397,652	(10,196)

NET LOSS	$ (1,109,298)	$ (2,243,775)

Net loss per share - basic and diluted	$ (0.03)	$ (0.08)

Weighted average shares outstanding – basic and diluted	31,843,725	28,438,383

The accompanying notes are an integral part of these financial statements,

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended August 31, 2007 and 2008

	Preferred Shares	Preferred Stock	Common Shares	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Totals
Balances, August 31, 2006	100,000	$ 100	29,055,549	$ 29,055	$ 2,756,122	$ (2,723,634)	$ 61,643

Stock issued for services	-	-	1,422,223	1,422	156,507	-	157,929
Shared-based compensation expense	-	-	-	-	1,409,571	-	1,409,571
Syndication costs	-	-	-	-	(242,128)	-	(242,128)
Net loss	-	-	-	-		(2,243,775)	(2,243,775)
Balances, August 31, 2007, as originally reported	100,000	100	30,477,772	30,477	4,080,072	(4,967,409)	(856,760)
SAB 108 adjustment - syndication costs	-	-	-	-	242,128	-	242,128
Beginning balance, September 1, 2007 as adjusted	100,000	100	30,477,772	30,477	4,322,200	(4,967,409)	(614,632)
Stock issued for services	-	-	1,990,655	1,991	190,114	-	192,105
Share based compensation expense	-	-	-	-	16,663	-	16,663
Warrants issued with private placements	-	-	-	-	8,548	-	8,548
Net loss	-	-	-	-		(1,109,298)	(1,009,298)
Balances, August 31, 2008	100,000	$ 100	32,468,427	$ 32,468	$ 4,537,525	$ (6,076,707)	$ (1,506,614)

The accompanying notes are an integral part of these financial statements.

Aztec Oil & Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (1,109,298)	$ (2,243,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	61,239	1,644,863
Depreciation, depletion, amortization and accretion	149,180	9,005
Impairment of properties	616,161	82,753
Dry well expenses	126,954	-
Minority interest	(397,652)	10,196
Changes in:
Accounts receivable	(121,185)	(54,260)
Prepaid expenses	5,392	15,981
Accounts payable and accrued liabilities	142,138	157,573
Accounts payable and accrued liabilities – related party	213,441	16,097
Salary payable	51,515	7,781
Net cash used in operating activities	(262,115)	(353,786)

Cash Flows from Investing Activities:
Acquisition of oil and gas properties	(1,659,026)	(1,111,509)
Change in restricted cash	740,000	(740,000)
Capital expenditures	(4,728)	-
Refundable subscriptions	200,000	-
Net cash used in investing activities	(723,754)	(1,851,509)

Cash Flows from Financing Activities:
Proceeds from limited partners, net	1,048,522	1,854,885
Distributions to limited partners	(107,101)	(118,500)
Proceeds from notes payable and line of credit	361,583	473,500
Payments on notes payable	(31,583)	-
Net cash provided by financing activities	1,271,421	2,209,885

Net Increase in Cash	285,552	4,590

Cash at Beginning of Year	4,771	181
Cash at End of Year	$ 290,323	$ 4,771

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$ 19,302	$ 15,326
Income taxes	-	-
Non-cash investing and financing transactions
Increase in asset retirement obligation	29,476	-
SAB 108 Adjustment	242,128	-

The accompanying notes are an integral part of these financial statements.

AZTEC OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

Aztec Oil & Gas, Inc. (“Aztec”), initially known as Aztec Communications Group, Inc., was organized in Utah on January 24, 1986, and did not have any activity from 1990 until 2004.  In mid-2003, there was a change in control and new management elected to pursue oil and gas exploration and development. In November 2003, Aztec Communications Group, Inc. reincorporated in Nevada. On August 13, 2004 the Company changed its name to Aztec Oil & Gas, Inc. and affected a 3-for-1 forward stock split.

Aztec exited the development stage at the beginning of the year ended August 31, 2008 as a result of significant production of oil and gas from its properties.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Aztec’s financials are based on a number of significant estimates, including oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and impairment of oil and gas properties, and timing and costs associated with its retirement obligations.

Principles of consolidation
The consolidated financial statements include the accounts of Aztec and all its subsidiaries and partnerships in which Aztec has a controlling interest.  Inter-company transactions are eliminated.

Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and financial instruments which mature within three months of the date of purchase.  Cash at August 31, 2008 includes $200,000 received on subscriptions for a new partnership.  This amount is refundable to the investors and was returned in October 2008.

Concentration of Credit Risk
Financial instruments that potentially subject Aztec to concentration of credit risk consist of cash.  From time to time, Aztec has amounts in excess of federally insured limits.  As of October 3, 2008, the FDIC temporarily increased the insurance limits from $100,000 to $250,000 per depositor through December 31, 2009.  Aztec had no cash in excess of federally insured limits as of August 31, 2008 and 2007. Aztec maintains cash accounts only at large high quality financial institutions and Aztec believes the credit risk associated with cash is remote.

Aztec's receivables primarily consist of accounts receivable from oil and gas sales. Accounts receivable are recorded at invoice amount and do not bear interest. Any allowance for doubtful accounts is based on management's estimate of the amount of probable losses due to the inability to collect from customers. As of August 31, 2008, no allowance for doubtful accounts has been recorded and none of the accounts receivable have been collateralized.

Although Aztec is directly affected by the well-being of the oil and gas production industry, management does not believe a significant credit risk exists at August 31, 2008.

Oil and Gas Properties, Successful Efforts Method
Aztec uses the successful efforts method of accounting for oil and gas property acquisition, exploration, development, and production activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized as incurred. Costs to drill exploratory wells that are unsuccessful in finding proved reserves are expensed as incurred. In addition, the geological and geophysical costs, and costs of carrying and retaining unproved properties (i.e. delay rentals) are expensed as incurred. Costs to operate and maintain wells and field equipment are expensed as incurred.

Capitalized proved property acquisition costs are amortized by field using the unit-of-production method based on total proved reserves. Capitalized exploration well costs and development costs (plus estimated future dismantlement, surface restoration, and property abandonment costs, net of equipment salvage values) are amortized in a similar fashion (by field) based on their proved developed reserves. Support equipment and other property and equipment are depreciated over their estimated useful lives.

Aztec reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. Aztec estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. There were asset impairments of $616,161 and $83,203 recorded for the years ended August 31, 2008 and 2007, respectively.

Unproved oil and gas properties that are individually significant are also periodically assessed for impairment of value. An impairment loss for unproved oil and gas properties is recognized at the time of impairment by providing an impairment allowance.

On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with any resulting gain or loss recognized in income.

Deposits and advances for services expected to be provided for exploration and development or for the acquisition of oil and gas properties are classified as long term other assets.

Furniture and Equipment
Furniture and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of three to five years.

Asset Retirement Obligation
The fair value of an asset retirement obligation is recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement costs is capitalized as part of the carrying amount of the long-lived asset. For Aztec, asset retirement obligations relate to the abandonment of oil and gas producing facilities. The amounts recognized are based upon numerous estimates and assumptions, including future retirement costs, future recoverable quantities of oil and gas, future inflation rates and the credit-adjusted risk-free interest rate.

Income Taxes
Aztec uses the asset and liability method in accounting for income taxes. Deferred tax assets and liabilities are recognized for temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities, and are measured using the tax rates expected to be in effect when the differences reverse. Deferred tax assets are also recognized for operating loss and tax credit carry-forwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is used to reduce deferred tax assets when uncertainty exists regarding their realization.

Revenue Recognition
Aztec recognizes oil and natural gas revenue under the sales method of accounting for its interests in producing wells as oil and natural gas is produced and sold from those wells. The volumes sold may differ from the volumes to which Aztec is entitled based on its interests in the properties. These differences create imbalances which are recognized as a liability only when the imbalance exceeds the estimate of remaining reserves. Aztec had no significant imbalances as of August 31, 2008 and 2007.

Share Based Compensation
All share-based payments to employees, including grants of employee stock options, are recognized in the financial statements based on their fair values.  For expensing purposes, the value of common stock issued to non-employees and consultants is determined based on the fair value of the equity instruments issued and charged to expense for the nature of the service for which the stock compensation is paid.

Minority Interest
Aztec has a controlling interest in Aztec 2006A LP, Aztec 2006B LP and Aztec 2007A LP.  Therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partner’s equity is recorded as minority interest.  As of August 31, 2008, minority interest was $2,375,973.  Minority interest income (loss) was $397,652 and ($10,196) for the fiscal years ended August 31, 2008 and 2007, respectively.

Basic and Diluted Income (Loss) Per Share of Common Stock
Basic and diluted net income (loss) per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. Common stock equivalents such as stock options and warrants are excluded from the calculation when a loss is incurred as their effect would be anti-dilutive.

Recently Issued Accounting Pronouncement
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, as amended, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions.  FIN 48 provides that the tax effects from an uncertain tax position can be recognized in our financial statements only if the position is more likely than not of being sustained on audit, based on the technical merits of the position.  The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 had no material impact to Aztec’s consolidated financial statement.  Tax years subsequent to 2004 remain open to examination by U.S. federal and state jurisdictions.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurement. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued FASB Staff Position FAS157-b, which proposed deferring the effective date of SFAS 157 for one year, as it relates to non-financial assets and liabilities. Aztec will adopt SFAS 157 as it relates to financial assets and liabilities beginning in the first quarter of fiscal 2009. Aztec is evaluating the impact that the adoption of SFAS 157 will have on its consolidated financial statements

During February 2007, the FASB issued SFAS No 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”) which permits all entities to choose, at specified election dates, to measure eligible items at fair value. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, and thereby mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Aztec is evaluating the impact that this Statement will have on its financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Aztec will adopt SFAS 141R beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  It also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary and requires expanded disclosures.  SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption prohibited.  Aztec will adopt SFAS 160 beginning in the first quarter of fiscal year 2010 and will apply the standard prospectively to business combinations completed on or after that date.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation.

NOTE 3 - STAFF ACCOUNTING BULLETIN NO. 108 (“SAB 108”)

In preparing the financial statements for the year ended August 31, 2008, Aztec identified an uncorrected misstatement arising in 2007, which at the time was considered to be immaterial relative to the net loss incurred for the period. Management believes that this uncorrected misstatement resulted from the incorrect recording of syndication costs.  In accordance with the provisions of SAB 108, Aztec has decreased accumulated other comprehensive loss at January 1, 2006 by $242,128 and decreased the accumulated deficit at September 1, 2007 by $242,128 to reverse the amount previously recorded.

NOTE 4 – GOING CONCERN

As shown in the accompanying consolidated financial statements, Aztec incurred a net loss of $1,109,298 for the year ended August 31, 2008, has an accumulated deficit of $6,076,707 and a working capital deficit of $1,228,197 as of August 31, 2008. These conditions raise substantial doubt as to Aztec’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Aztec is unable to continue as a going concern.

CSI Energy, LP, a company controlled by our Chief Executive Officer, has committed to funding any operating deficits for the current year.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of establishing a sufficient ongoing source of revenues to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company ability to fulfill its business plan.  Aztec is currently in phase three of its business plan, which calls for originating, developing and managing balanced, low risk, highly focused developmental drilling projects with investors in areas with low drilling costs and high success rates where the process can be repeated in a relatively consistent manner.  This stage further balances Aztec’s approach to profitable energy asset development through low-risk, highly focused, predominantly “development” drilling projects in which Aztec seeks participation from multiple individual and entity investors.  Aztec focuses on drilling in basins, such as in North Central Texas and the Appalachian region of the United States. The latter is near the high energy usage “northeastern corridor” of the United States. We  participate in such regions with our teaming agreement operators and a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be explored in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records.

As previously stated, Aztec is an oil and gas exploration, development and production company focusing on numerous areas throughout the US. It owns a minority interest in a 29-well oil and natural gas program in Potter, Clearfield and Cambria counties in Pennsylvania with all of the wells presently producing into pipelines. Aztec also owns a minority interest in two Deep Lake wells in Cameron Parish, Louisiana ranging from 13,600 feet to 14,300 feet in depth with both wells producing significant quantities of natural gas. Aztec additionally owns a minority interest in one well in Wharton County, Texas which is currently producing; and one well in the Barnett Shale play area located in Wise County, Texas which had good initial oil and gas shows, is producing, but is experiencing mechanical difficulties. Aztec has a minority interest in three producing gas wells in Oklahoma of which two are conventional wells, and the third is a horizontal, Coal Bed Methane (CBM) well. One additional well has been drilled and completed and is presently being analyzed.

In 2007, through its wholly-owned subsidiaries, Aztec Energy, LLC and Aztec Drilling & Operating, LLC, Aztec completed and now manages a successful four (4) well drilling program in the Doddridge County area of West Virginia in which it owns a 30% interest and which is currently producing into sales pipeline and tanks. Aztec Energy, LLC also manages a second Aztec drilling partnership focused in Tyler County, West Virginia, in which it owns a 30% interest. Aztec's third drilling partnership subsequently successfully completed two wells in Tyler County, WV in 2008, both of which are producing into pipeline. Aztec also manages this third partnership and owns a 30% interest in same. In clarification of its activities, Aztec sponsors low risk, development drilling programs which include significant tax benefits, all of which are sold through Registered Broker Dealers to Accredited Investors. Its drilling programs are very unique and also incorporate a sophisticated exit strategy for investors.

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

NOTE 5 – INVESTMENT IN DRILLING PARTNERSHIPS

During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first new drilling partnership, Aztec 2006A LP.  In this new Partnership, Aztec through its wholly-owned subsidiary, Aztec Energy, LLC retained a thirty percent ownership and acts as the Managing General Partner.  Another Aztec subsidiary, Aztec Drilling & Operating, LLC, serves as the Partnership’s drilling company and operator.

As planned, Aztec Oil & Gas, Inc., through its subsidiaries (collectively “Aztec”), drilled and completed four (4) wells in Doddridge County, West Virginia for participation of Aztec 2006A LP.  All four wells were successful and completed in three or four zones each.  The wells are actively producing.

During November 2007, Aztec completed the funding of its second drilling limited partnership, Aztec 2006B LP, and raised total gross proceeds of $1,012,267 (net $888,724) from its outside investors.  As of August 31, 2007, a total of $740,000 had been raised through this 2006B limited partnership and was reflected in the balance sheet as restricted funds.  Aztec Energy, LLC is the Managing General Partner of Aztec 2006B LP.

For each $50,000 invested in the partnership, each investor received 9,000 warrants to purchase common stock in Aztec.  A total of 182,208 warrants were issued in connection with Aztec 2006B LP.  The warrants are immediately exercisable whereby Class “A” warrants expired on December 31, 2007 with an exercise price of $0.35 per share.  Classes “B” and “C” warrants expire on December 31, 2008 with an exercise price of $0.65 and $0.95, respectively.  The warrants had a fair market value of $3,644 at date of issuance based upon the Black-Scholes option pricing model utilizing discount rates ranging from 4.01% to 4.19%, a volatility factor ranging from 77.53% to 115.77%, an expected life of 4 months to 1.5 years and a dividend rate of zero.

During December 2007, Aztec completed the funding of its third drilling limited partnership, Aztec 2007A LP, and raised total gross proceeds of $1,087,000 (net $956,560) from its outside investors.  Aztec Energy, LLC is the Managing General Partner of 2007A.

Investors in the partnerships will receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to the partnership investors during the first five years of the partnership.  The Managing General Partner will receive the difference.  After three years from the date of the first distribution, investors in partnership may request that the Managing General Partner, subject to financial ability and other terms, to repurchase their units at a price equal to three times cash flow for the preceding twelve months.

Aztec has a controlling financial interest in Aztec 2006A LP, Aztec 2006B LP and Aztec 2007A LP and therefore, the partnerships’ financial statements are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.  At August 31, 2008, minority interest was $2,375,973.  Minority interest share of net loss was $397,652 for the year ended August 31, 2008.

NOTE 6 - OIL AND GAS PROPERTIES

Oil and gas properties, at cost:

	Year Ended	Year Ended
	August 31, 2008	August 31, 2007
Proved leasehold costs	$109,189	$-
Unproved leasehold costs	190,764	49,592
Costs of wells and development	2,757,166	-
Unevaluated capitalized exploratory well costs	-	1,475,458
Capitalized asset retirement costs	29,475	-
Total cost of oil and gas properties
Accumulated depletion, depreciation, amortization and impairment	(962,280)	(198,953)
Oil and gas properties, net	$2,124,314	$1,326,097

Suspended Well Costs

The Company follows the guidance of FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs."  Aztec had capitalized exploratory wells costs of $-0- and of $1,254,544 as of August 31, 2008 and August 31, 2007, respectively.  The following table reflects the net changes in capitalized exploratory well costs during fiscal 2008, and does not include amounts that were capitalized and subsequently expensed in the same period.

	2008	2007
Beginning balance at September 1 of fiscal year	$1,254,544	$-
Total Exploration Well Additions	126,954	1,254,544
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(1,254,544)	-
Capitalized exploratory well costs charged to expense	(126,954)	-
Ending Balance at August 31, 2008 of fiscal year	$-	$1,254,544

Impairment of oil and gas properties

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, if impairment is necessary, the asset carrying value is written down to fair value.  Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment by providing an impairment allowance if the net book value of the property is not fully recoverable.  During the fiscal year ended August 31, 2008, Aztec expensed $616,161 as impairment expense on proved properties related to the 2006B Hickman properties and the Bradley properties.

NOTE 7 – ASSET RETIREMENT OBLIGATIONS

Aztec records the fair value of a liability for asset retirement obligations in the period in which it is incurred and records a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset. Aztec accrues an abandonment liability associated with its oil and gas wells when those assets are placed in service. The liability is recorded at its estimated fair value and accretion is recognized over time as the discounted liability is accreted to its expected settlement value. Fair value is determined by using the expected future cash outflows discounted at Aztec’s credit-adjusted risk-free interest rate. No market risk premium has been included in Aztec’s calculation. Aztec recorded $30,812 and $0 of asset retirement obligations for the years ended August 31, 2008 and 2007, respectively.

The following is a description of the changes to Aztec’s asset retirement obligations:

	Year ended August 31,
	2008	2007
Asset retirement obligations at beginning of year	$ -	$ -
Additions for exploratory and development drilling	29,476	-
Accretion expense	1,336	-
Asset retirement obligations at end of year	$ 30,812	$ -

NOTE 8 – NOTES PAYABLE TO RELATED PARTY

Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our Chief Executive Officer, wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following August 31, 2008.  As part of this arrangement, Aztec holds notes in the amounts of $205,560, $20,000 and $30,000, payable to CSI.  The notes bears interest at a rates of 9%, 0% & 0% per annum and are due in full on January 31, 2009.

Aztec holds a note in the amount of $336,600 and $3,400 payable to our Chief Executive Officer for funds advanced to Aztec.  The notes bear interest rates of 9% and 0% per annum and are due in full on January 31, 2009.

NOTE 9 – LINE OF CREDIT

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement expires on May 29, 2008 was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At August 31, 2008, the prime rate was five percent (5.00%), making the loan rate five and one-half percent (5.50%).  As of August 31, 2008 the amount outstanding under this facility was $400,000.  Our chief executive officer has personally guaranteed any amount in excess of the original $200,000 amount.  On August 31, 2008, Aztec extended the line of credit through February 28, 2009.

NOTE 10- STOCKHOLDERS’ EQUITY

Series A Preferred stock was established on August 26, 2004 and all 100,000 authorized shares were immediately issued for cash and services.  This stock is not convertible or redeemable, but at all times may vote 70% of the total votes of all common shares outstanding.  It has no liquidation or stated value.

During 2008, Aztec issued 1,990,655 shares valued for a combined total of $192,105 to various consultants and directors for services.

NOTE 11 – WARRANTS AND OPTIONS

During 2007 800,000 options were issued to the president. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions. risk-free interest rate of 3.9%, expected volatility of 161% and a dividend rate of zero.

In June 2007, 6,000,000 options were issued to the new Chief Executive Officer and Chairman of the Board, Franklin C. Fisher, Jr.  The options vest immediately; have an exercise price of $0.11 per share and a fair value at date of grant of $589,672.  The fair value was estimated using the Black-Scholes option pricing model and a risk free interest rate of 5.10%, an expected volatility of 210% and a dividend rate of zero.  Because the options vest immediately and there is no service or market performance condition, all of the fair value was expensed at date of grant.

A summary of the options issued by us for the years ended August 31, 2008 and 2007 is as follows:

	Options	Weighted - Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	800,000	$ 0.75	3.0	$ -
Granted	7,000,000	0.20	8.8	-
Exercised	-	-	-	-
Surrendered/Canceled	-	-	-	-
Outstanding on August 31, 2007	7,800,000	0.18	7.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Surrendered/Canceled	-	-	-	-
Outstanding on August 31, 2008	7,800,000	$ 0.18	6.9	$ -
Exercisable on August 31, 2008	7,800,000	$ 0.18	6.9	$ -

The weighted-average grant-date fair value for the year ended August 31, 2008 was $______/share and $0.74/share August 31, 2007. No options were exercised during the year. The unrecognized share based compensation cost related to stock option expense at August 31, 2008 is $0.

During August 2006, 6,000,000 warrants issued during 2004 were revised in accordance with a pre-existing, written formula agreement with International Fluid Dynamics, Inc. (“IFD”), a company owned and controlled by our current Chief Executive Officer and Chairman of the Board. The fair value on the grant date as determined using the Black Scholes warrant pricing model was $618,696. Estimates used in the model include a risk-free interest rates used of 4.8%, and expected volatility of 145%. The warrants were to be expensed over the remaining life of the consulting agreement which is approximately 8 years; however, in June 2007, when the principal owner of IFD was elected Chief Executive Officer and Chairman of the Board, Aztec expensed the entire remaining unamortized value of the warrant grant and recognized $615,461 of compensation expense during fiscal year 2007.

A summary of the warrants issued by us for the years ended August 31, 2008 and 2007 is as follows:

	Warrants	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding on August 31, 2006	20,000,000	$ 1.15	2.3	$ -
Granted	245,142	0.55	1.3	-
Exercised	-	—	—	-
Expired	-	—	—	-
Outstanding on August 31, 2007	20,245,142	$ 1.14	1.9	-
Granted	182,208	0.65	1.0	-
Exercised	-	-	-	-
Expired	(142,450)	0.35	-	-
Outstanding on August 31, 2008	20,284,900	$ 1.13	1.45	$ -
Exercisable on August 31, 2008	20,284,900	$ 1.13	1.45	$ -

The unrecognized share based compensation cost related to stock option expense at August 31, 2008 is $-0- .

In conjunction with Aztec 2006A LP fundraising, 245,142 warrants were issued and valued at $4,904.   In conjunction with Aztec 2006A LP fundraising, 182,208 warrants were issued and valued at $3,644.

NOTE 12 - RELATED PARTY TRANSACTIONS

At August 31, 2008, Aztec has common stock payable of $2,500 to Mark Vance. Mr. Vance serves as a Director of Aztec.

At August 31, 2008, Aztec has common stock payable of $6,667 to Larry A. Hornbrook.  Mr. Hornbrook serves as Chief Financial Officer of Aztec and compensation is deferred until following year of services in compliance to consulting agreement between Mr. Hornbrook and Company.

At August 31, 2008, Aztec has common stock payable of $3,000 to Ken Lehrer. Mr. Lehrer serves as Sr. Economist and a Director of Aztec.

On June 15, 2007, Aztec entered into an employment agreement with Franklin C. Fisher, Jr., (“Fisher”) who assumed the role of Chief Executive Officer and Chairman of the Board.  Fisher is also a major shareholder in Aztec.  Prior to Fisher assuming the role of Chief Executive Officer and Chairman of the Board, Aztec entered into a consulting agreement with International Fluid Dynamics, Inc. (IFD), a company owned and controlled by Fisher.  The Agreement entered into on June 22, 2004, engaged IFD to provide, among other things, advice and consulting regarding Aztec’s business, acquisition and marketing strategies.  The agreement’s term begins January 1, 2005 through December 31, 2014.  As compensation, IFD received 6,000,000 warrants at various exercise prices and which vested immediately.  No compensation was recorded in connection with this warrant grant as the exercise prices were extremely “out of the money” and the fair value was nominal.  The IFD agreement also provides for monthly retainers to be paid to IFD as follows:  $10,000 per month beginning January 1, 2005 through December 31, 2007, $12,500 per month beginning January 1, 2007 through December 31, 2010 and $15,000 per month beginning January 1, 2011 through December 31, 2014.  At IFD’s election, payment can be made in common stock with a value equivalent to the monthly consulting fee due.  For valuation purposes, any monthly fee paid in stock will be valued at 75% of the average closing price for the five trading days preceding the date at which the fee is due.  To date, none of the retainers have been paid in Aztec stock.  In January 2005, 99% of the proceeds payable to IFD were assigned to Fisher.  On August 1, 2006, the 6,000,000 warrants were revised with lower exercise prices and extended exercise dates in accordance with a prior, written, formula based agreement between IFD and Aztec.  The revised warrants had a fair value of $618,696.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

We currently occupy approximately _____ square feet of office space under a lease service agreement dated ______ for a term of _______.  The office is located at ___________________ in Houston, Texas.  Our base rent is $_____ per month.  For the fiscal year ended August 31, 2008, Aztec incurred $_____ for office rental expense.

NOTE 14 - INCOME TAXES

Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	August 31, 2008	August 31, 2007
Computed at U.S. and State statutory rates (34%)	$ (343,000)	$ (311,000)
Permanent differences	(55,000)	-
Changes in valuation allowance	398,000	311,000
Total	$ --	$ --

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2008	August 31, 2007
Deferred tax assets:
Net operating loss carry-forwards	$ 714,000	$ 354,000
Oil and gas properties	38,000
Less valuation allowance	(752,000)	(354,000)
Total	$ --	$ --

At August 31, 2008, Aztec had a net operating loss carry-forwards for federal and state income tax purposes of approximately $2,100,000 which will begin to expire, if unused, beginning in 2024. The valuation allowance increased approximately $398,000 and $311,000 for the years ended August 31, 2008 and 2007, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 15 – SUBSEQUENT EVENTS
During October 2008, Aztec issued 224,372 shares of stock for services valued at $13,186.

 SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The following supplemental unaudited information regarding Aztec’s oil and gas activities are presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent per year to reflect the estimated timing of the future cash flows.

(1) Capitalized Costs Relating to Oil and Gas Producing Activities:

	As of August 31,
	2008	2007
Proved oil and gas producing properties and
related lease and well equipment	$ 2,895,830	$ -
Unproved oil and gas properties	190,764	1,525,050

Accumulated depreciation, depletion and impairment	(962,280)	(198,953)

Net Capitalized Costs	$ 2,124,314	$ 1,326,097

(2) Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	For the Years Ended August 31,
	2008	2007
Acquisition of Properties:
Proved	$ 59,597	$ -
Unproved	-	49,592
Exploration Costs	126,954	1,475,455
Development Costs	1,501,952	-

Total	$ 1,688,503	$ 1,525,047

All operations of Aztec are located in the United States.

(3) Results of Operations for Producing Activities:

	For the Years Ended August 31,
	2008	2007
Sales	$ 371,842	$ 114,706
Production costs	(81,618)	(30,079)
Dry well expense	(126,954)	-
Depreciation, depletion and impairment	(765,341)	(91,758)

Income tax expense	-	-

Results of operations for producing activities	$ (602,071)	$ (7,131)
(excluding corporate overhead and interest costs)

(4)  Reserve Quantity Information

	2008		2007
	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)

Beginning of the year	-	-	-	-

Purchases of minerals in place	-	327,876	-	-
Extensions and discoveries	5,136	264,017	99	12,094
Production	(616)	(30,867)	(99)	(12,094)

Ending of the year*	4,520	561,027	-	-

*Includes 4,520 bbl and 527,721 mcf attributable to consolidated subsidiaries in which there is a 70% minority interest.

During the year ended August 31, 2008, The Company had reserve studies and estimates prepared on its various properties.  The difficulties and uncertainties involved in estimating proved oil and gas reserves makes comparisons between companies difficult.  Estimation of reserve quantities is subject to wide fluctuations because it is dependent on judgmental interpretation of geological and geophysical data

(5) Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves

	August 31,
	2008	2007
Future cash inflows	$ 5,527,966	$ 114,706

Future production	(2,260,576)	(30,079)
Future development costs	(268,750)	-
Future income tax expense	(1,049,524)	-
Future net cash flows	1,949,116	84,627

Discounted for estimated timing of cash flows	(910,940)	(3,935)

Standardized measure of discounted future net cash flows**	$ 1,038,176	$ 80,692

**Includes $892,933 attributable to a consolidated subsidiaries in which there is a 70% minority interest.

Future income taxes were determined by applying the statutory income tax rate to future pre-tax net cash flow relating to proved reserves.

The following schedule summarizes changes in the standardized measure of discounted future net cash flow relating to proved oil and gas reserves:

	August 31,
	2008	2007
Standardized measure, beginning of year	$ -	$ -

Extensions, discoveries and improved recovery	916,821	80,692
Revisions of previous estimates	-	-
Purchases of minerals in place	970,597	-
Sales of minerals in place	-	-
Net change in prices and production costs	-	-
Accretion of discount	-	-
Oil and gas sales, net of production costs	(290,224)	(80,692)
Changes in estimated future development costs	-	-
Previously estimated development cost incurred	-	-
Net change in income taxes	(559,018)	-
Change in timing of estimated future production	-	-

Standardized measure, end of year	$ 1,038,176	$ -

The above schedules relating to proved oil and gas reserves, standardized measure of discounted future net cash flows and changes in the standardized measure of discounted future net cash flows have their foundation in engineering estimates of future net revenues that are derived from proved reserves and prepared using the prevailing economic conditions. These reserve estimates are made from evaluations conducted by independent geologists, of such properties and will be periodically reviewed based upon updated geological and production data. Estimates of proved reserves are inherently imprecise. The above standardized measure does not include any restoration costs due to the fact Aztec does not own the land.

Subsequent development and production of Aztec’s reserves will necessitate revising the present estimates. In addition, information provided in the above schedules does not provide definitive information as the results of any particular year but, rather, helps explain and demonstrate the impact of major factors affecting Aztec’s oil and gas producing activities. Therefore, the Aztec suggests that all of the aforementioned factors concerning assumptions and concepts should be taken into consideration when reviewing and analyzing this information.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective March 18, 2008, the client auditor relationship between Aztec and Malone & Bailey, PC ("Malone") was terminated as Malone was dismissed by Aztec.  Effective March 18, 2008, Aztec engaged GBH CPAs, PC ("GBH") as its principal independent public accountant for the fiscal year ended August 31, 2008.  The decision to change accountants was recommended, approved and ratified by Aztec's Board of Directors effective March 18, 2008.

Malone's report on the financial statements of Aztec for the fiscal years ended August 31, 2007 and 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except for concerns about Aztec's ability to continue as a going concern.

In connection with the audit of Aztec's fiscal years ended August 31, 2007 and 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased, there were no disagreements between Malone and Aztec on a matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Malone would have caused Malone to make reference to the subject matter of the disagreement in connection with its report on Aztec's financial statements.

There have been no reportable events as provided in Item 304(a)(iv) of Regulation S-B during Aztec's fiscal years ended August 31, 2007 and 2006, and any later interim period, including the interim period up to and including the date the relationship with Malone ceased.

ITEM 8A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures
Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our Chief Executive Officer and Chief Financial Officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) during the period covered by this report and have concluded that the disclosure controls and procedures were effective in ensuring that material information relating to us is recorded, processed, summarized, and reported in a timely manner

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Internal Controls Over Financial Reporting
We have made changes to our internal controls over our financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recent fiscal year.  We have hired an outside CPA firm to act as our controller and have implemented checks and balances to ensure accurate financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Each director of our Company serves for a term of one year or until the successor is elected at the Company’s annual shareholders’ meeting and is qualified, subject to removal by the Company’s shareholders.  Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name	Age	Position	Director Since
Franklin C. Fisher, Jr.	68	President, CEO and Chairman, Director	September 10, 2007

Larry Hornbrook	60	Chief Financial Officer	N/A

Kenneth E. Lehrer	62	Sr. Economist and Director	August 08, 2005

Mark Vance	54	Director	October 25, 2005

Kathryn E. Parks	24	VP and Secretary	N/A

Franklin C. Fisher, Jr., Director, CEO and Chairman
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

Mr. Fisher sold the firms, except those involved in trading and investments, to concentrate on his oil and gas activities personal investments, plus financial, legal, negotiation, and strategy consulting.  In 1975, Mr. Fisher became Chairman and a major shareholder of Ashford Bank (subsequently MBank Memorial).  It was highly successful and was sold to Mercantile Bank in 1983 and Mr. Fisher remained as Chairman until mid-1985 and on the Board of Directors until 1986 when he resigned.  Since 1983, he has concentrated on his oil and gas activities and on managing his own investments and companies in which he owns interests.  Additionally, he maintains a wide array of consulting projects involving strategy formulation and implementation, negotiation, legal strategy, financials restructuring, mergers, takeovers, workouts, public stock issues, investment analysis, and operational management.  He is active in the investment field plus oil and gas exploration and development, and involved in the mediation of litigation and other disputes.  Mr. Fisher received his B.A. from Texas A & M University which he attended on a football scholarship and received his Juris Doctorate degree from University of Texas.  He was admitted to practice law in Texas in 1964.  He was appointed to U.S. District Export Council by U.S. Secretary of Commerce in 1976 and for several subsequent terms.  He is a past member of YPO (Young Presidents Organization) and a present member of WPO (World Presidents Organization).

Larry Hornbrook, CFO
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

Kenneth E. Lehrer, Sr. Economist and Director
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

Dr. Lehrer commenced his career in 1970 at Bankers Trust Company (New York), and then became a Manager for the Greek Shipper, Costas Lemos [dec’d]. Here, he assisted on projects in New York, Houston, Denver, Guam and in Europe.  Dr. Lehrer relocated to Houston in 1977.

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

Mark Vance, Director
From 2002 to mid-2005, Mr. Vance was the senior executive in charge of strategic alliances with Worksafe, Inc. (Dallas, TX) and YCO Services (Houston, TX). Most recently, he developed Worksafe’s strategic plan and led the mezzanine fund raise with private equity groups in the U.S. At YCO Services, he created an alliance partnership with Compaq/Hewlett Packard for the distribution of professional services.

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

Kathryn E Parks, VP, Secretary, Treasurer
Ms. Parks was legal liaison in the firm of Sonfield & Sonfield a Houston, Texas law firm which has been continually in existence and practice since 1898. Her duties included partner support, client liaison, legal research, implementation, validation and filing of documents and reports with various federal, state and governmental regulatory agencies for a variety of public and private firms.  Ms. Parks was elected by Aztec in June of 2006.  In March, 2008 she joined Aztec full time to serve as Vice President, Secretary, Treasurer and serves as Administrative Coordinator for all of Aztec’s activities.

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

(2) The view of the board of directors is that it is appropriate for the registrant not to have such a committee because its directors participate in the consideration of director nominees and the Company and its board is so small.

(3) The members of the Board who act as the nominating committee are not independent, pursuant to the definition of independence of a national securities exchange registered pursuant to Section 6(a) of the Act (15 U.S.C. 78f(a).

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

(8) The nominating committee’s process for identifying and evaluation of nominees for director, including nominees recommended by security holders, is to find qualified persons willing to serve with a clean backgrounds. There are no differences in the manner in which the nominating committee evaluates nominees for director based on whether the nominee is recommended by a security holder, or found by the board.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as “reporting persons”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other Aztec Oil & Gas, Inc. equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on our review of the copies of such forms and other written representations to us, that during the fiscal year ended August 31, 2008, all reporting persons have complied with all applicable Section 16(a) filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

As a result of the Company’s current limited available cash, no officer or director received compensation during the fiscal year ended August 31, 2008. Aztec intends to pay salaries when cash flow permits.

SUMMARY COMPENSATION TABLES
	Annual Compensation
		Other Annual
Name and Principal Position	Year	Salary ($)	Bonus ($)	Compensation ($)

Franklin C. Fisher, Jr. (2)	2008	-0-	-0-	-0-
Chief Executive Officer, Chairman/Director	2007	7,000	-0-	-0-

Kenneth E. Lehrer (3)	2008	-0-	-0-	-0-
Sr. Economist/Director	2007	-0-	-0-	66,000
	2006	-0-	-0-	56,000
	2005	12,000	-0-	24,000

Larry Hornbrook (4) (6)	2008	-0-	-0-	6,813
CFO, Director	2007	-0-	-0-	20,258
	2006	-0-	-0-	-0-
	2005	-0-	-0-	-0-

Mark Vance	2008	-0-	-0-	-0-
Director	2007	-0-	-0-	37,500
	2006	-0-	-0-	33,333
	2005	-0-	-0-	-0-

Kathryn E. Parks (5)	2008	19,687	-0-	-0-
VP and Secretary	2007	-0-	-0-	1,950
	2006	-0-	-0-	1,200
	2005	-0-	-0-	-0-

Kirk N. Blackim (1)	2007	-0-	22,300	62,700
Former President/Director	2006	-0-	-0-	75,900
	2005	-0-	-0-	-0-

 (1) In September 2005, the company retained the services of Kirk Blackim as President and Director of the Company. Mr. Blackim was paid $6,600 in stock monthly for services. The number of shares is determined using the average value of the shares traded during the month. Additionally warrants were issued to Kirk Blackim for services for 800,000 shares at exercise prices ranging from $1.00 per share to $2.00 per share.  Mr. Blackim resigned as President and Director effective September 5, 2007.

(2) Following the resignation of Kirk Blackim on September 10, 2007, Mr. Franklin Fisher, Jr. became President while maintaining his position as CEO and Director.  Mr. Fisher receives an annual salary of $144,000.  The Company entered into a consulting agreement with International Fluid Dynamics, Inc. (“IFD”), a company owned and controlled by Mr. Fisher.  The agreement entered into on June 22, 2004, engaged IFD to provide, among other things, advice and consulting regarding Aztec’s business, acquisition and marketing strategies.  The agreement’s term is January 1, 2005 through December 31, 2014.  As compensation, IFD received 6,000,000 warrants at various exercise prices and which vested immediately.  No compensation was recorded in connection with this warrant grant as the exercise prices were extremely “out of the money” and the fair value was nominal.  The IFD agreement also provides for monthly retainers to be paid to IFD as follows:  $10,000 per month beginning January 1, 2005 through December 31, 2007, $12,500 per month beginning January 1, 2007 through December 31, 2010 and $15,000 per month beginning January 1, 2011 through December 31, 2014.  At IFD’s election, payment can be made in common stock with a value equivalent to the monthly consulting fee due.  For valuation purposes, any monthly fee paid in stock will be valued at 75% of the average closing price for the five trading days preceding the date at which the fee is due.  To date, none of the retainers have been paid in Aztec stock.  In January 2005, 99% of the proceeds payable to IFD were assigned to Fisher.  On August 1, 2006, the 6,000,000 warrants were revised with lower exercise prices and extended exercise dates in accordance with a prior, written, formula based agreement between IFD and Aztec.  The revised warrants had a fair value of $618,696, all of which was expensed in the year ended August 31, 2007.

(3) On August 25, 2006, Dr. Kenneth Lehrer vacated the position of CFO and accepted the newly created position of Sr. Economist.

(4) In August 2006, the company retained the services of Mr. Larry Hornbrook as CFO.  Mr. Hornbrook will be paid an hourly rate for his services.  One third of the amount will be paid in cash and two thirds will be paid in stock.  The number of shares is determined using the average value of the shares traded during the month.  Additionally warrants were issued to Larry Hornbrook for services for 200,000 shares at exercise prices ranging from $0.50 to $1.00 per share.

(5) On June 12, 2006, Ms. Danyel Owens resigned as Vice President and Secretary of Aztec and the position was filled by Ms. Kathryn Parks.

(6) Larry A. Hornbrook received $227.88 in expense reimbursement in 2007.

LONG TERM COMPENSATION TABLE

		Long Term Compensation
		Awards		Payouts
Name and Principal Position	Year	Restricted Award(s)($)	Stock Securities Underlying Options/ SARs(#)	LTIP Payouts ($)	All Other Compensation ($)

Franklin C. Fisher, Jr.	2008	-0-	-0-	-0-	-0-
Chief Executive Officer and Chairman	2007	-0-	-0-	-0-	-0-

Larry Hornbrook	2008	-0-	$13,625	-0-	-0-
CFO	2007	-0-	$20,258	-0-	-0-
	2006	-0-	-0-	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kenneth Lehrer (1)	2008	-0-	$11,774	-0-	-0-
Sr. Economist,	2007	-0-	$66,000	-0-	-0-
Director	2006	-0-	$56,000	-0-	-0-
	2005	$57,421	$54,000	-0-	-0-

Mark Vance	2008	-0-	$12,250	-0-	-0-
Director	2007	-0-	$37,500	-0-	-0-
	2006	-0-	$33,333	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kathryn Parks	2008	-0-	$2,685	-0-	-0-
VP and Secretary	2007	-0-	$ 1,950	-0-	-0-
	2006	-0-	$ 1,200	-0-	-0-
	2005	-0-	-0-	-0-	-0-

Kirk N. Blackim	2007	-0-	$85,000	-0-	-0-
Former President/	2006	-0-	$75,900	-0-	-0-
Director	2005	-0-	-0-	-0-	-0-

(1)	Kenneth E. Lehrer received an additional 2,006 common shares in October, 2005.
(2)	Mr. Blackim resigned as President and Director effective September 5, 2007.

Grants of Stock Options and Stock Appreciation Rights
In 2007 Aztec granted 6,000,000 stock options to Mr. Franklin Fisher, Chairman & CEO, as part of his employment contract with the Company.

Option/ SAR Exercises
None of our directors or executive officers exercised any stock options or stock appreciation rights during the fiscal year ended August 31, 2008.  Mr. Fisher, Mr. Hornbrook and Mr. Lehrer all hold unexercised stock options held as of such date.

Long Term Incentive Plan Awards
The Company has no long-term incentive plans.

Compensation of Directors
Our directors do not receive monetary compensation for their services as directors.

Employment Contracts
The Company currently has one employment agreement which is with Mr. Fisher.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

A. The following table lists, as of August 31, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 32,692,799 shares of our common stock issued and outstanding as of November 5, 2008.  Unless otherwise indicated, the address of each person listed is c/o Aztec Oil & Gas, Inc., One Riverway, Suite 1700, Houston, Texas 77056.

Title Of Class	Name, Address Of Beneficial Owner And Position(1)	Shares Of Common Stock	Percent Of Class(2)
Common	Franklin C. Fisher, Jr.	12,157,670	37.1876%
	CEO, Director

Common	Larry Hornbrook	295,965	0.9053%
	CFO

Common	Ken Lehrer	1,119,952	3.4257%
	Sr. Economist, Director

Common	Mark Vance	789,888	2.4161%
	Director

Common	Kathryn E. Parks	90,000	0.2753%
	VP & Secretary

	All directors and officers as a group (5 persons)	14,453,475	44.2100%

(1) Unless otherwise indicated, each person named in the above-described table has the sole voting and investment power with respect to his shares of the Common Stock beneficially owned.

(2) Unless otherwise provided, the calculation of percentage ownership is based on 32,692,799 shares of our common stock issued and outstanding as of November 5, 2008 any shares of the Common Stock which are not outstanding as of such date but are subject to options, warrants, or rights of conversion exercisable within 60 days of November 30, 2008 shall be deemed to be outstanding for the purpose of computing percentage ownership of outstanding shares of the Common Stock by such person but shall not be deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

B. Persons Sharing Ownership of Control of Shares
There are no persons sharing ownership or control of shares.

C. Non-voting Securities and Principal Holders Thereof
The Company has not issued any non-voting securities.

D. Options, Warrants and Rights
Aztec issued International Fluid Dynamics warrants for 6,000,000 shares at exercise prices ranging from $0.75 per share to $1.65 per share. No compensation was recorded in connection with these warrants because their fair value was nominal and the exercise prices were extremely “out of the money”.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
a. Transactions with Related Persons. There are no transactions since the beginning of the fiscal year, or any proposed transaction in which any related person had or will have a direct or indirect material interest.

The Officers and Directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

b. Parents of Issuer. The Company has no parents.

c.	Promoters and Control Persons. The Company has not had a promoter at any time during the past five fiscal years.

ITEM 13. EXHIBITS.

(a) Exhibits

Number	Description

3.1	Articles of Incorporation *

3.2	Bylaws*

21	Subsidiaries of Aztec Oil & Gas, Inc.

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Incorporated by Reference.  Filed on Registration Statement Form S-18 effective February 14, 1986. Commission File No. 33-349

(b) REPORTS ON FORM 8-K
The Company filed a Current Report on

Subsequent Reports on Form 8-K

On September 10, 2007, the Company filed a Current Report on Form 8-K disclosing the resignation of Kirk N. Blackim as President and Director of the Company on September 5, 2007. Effective as of the same date, Franklin C. Fisher, Jr., who had been serving as Chief Executive Officer and Chairman, also assumed the title of President.

On March 19, 2008, the Company filed a Current Report on Form 8-K pursuant to Item 4.01 Changes In Registrant's Certifying Accountant.

On March 27, 2008, the Company filed an amendment to the Form 8-K filed on March 19, 2008.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

GBH CPAs, PC are our independent auditors.  We have no disagreement with our independent auditors on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure.

Audit Fees
The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements included in our Annual Reports o Form 10-K for the years ended August 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended November 30, February 29/28, May 31, 2008 and 2007, were:

	2008	2007
GBH CPAs, PC	$ 44,000	$ -
Malone & Bailey PC	$ 46,460	$ 63,074

Audit-Related Fees
For the years ended August 31, 2008 and 2007, there were no fees billed for assurance and related services by our Auditor relating to the performance of the audit of our financial statements which are not reported under the caption “Audit Fees” above.

Tax Fees
We do not use our Auditors for tax compliance, tax advice and tax planning.

We do not use the Auditors for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements or generates information that is significant to our financial statements, are provided internally or by other service providers. We do not engage the auditors to provide compliance outsourcing services.

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH CPA’s independence.

All Other Fees
None

Policy on pre-approval of audit and permissible non-audit services
Our Board of Directors unanimously approved 100% of the fees paid to the principal accountant for audit-related, tax and other fees.  Our Board of Directors pre-approves all non-audit services to be performed by the auditor.  The percentage of hours expended on the principal accountant’s engagement to audit our financial  statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)	AZTEC OIL & GAS, INC.

Date: December 16, 2008	By: /s/ Franklin C. Fisher, Jr.
Name: Franklin C. Fisher, Jr.
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 16, 2008	By: /s/ Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 16, 2008	By: /s/ Ken Lehrer
Name: Ken Lehrer
Title: Sr. Economist, Director

Date: December 16, 2008	By: /s/ Mark Vance
Name: Mark Vance
Title: Director