Form 10KSB/A
period 2008-08-31
AZTEC OIL & GAS, INC.
filed 2008-12-19
CIK 789606

\
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of December 17, 2008: $1,961,568

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the most practicable date:As of December 19, 2008, there were 32,692,799 shares of Common Stock, $0.001 par value, outstanding.

Transitional Small Business Disclosure Format (Check one): Yes_____ No X

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-KSB/A of Aztec Oil & Gas, Inc. for the fiscal year ended August 31, 2007, is being filed for the purpose of:

•
including the reports from the independent registered public accounting firms as the audit of the financial statements for the year ended August 31, 2008 had not been completed when the original filing was made.

•	Adding or correcting other minor items throughout the Annual Report.

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

Aztec participated in a minority participation interest in a two-well drilling program in the Deep Lake Field in Cameron Parish, Louisiana (State Lease 2038). Under the terms of the participation agreement Aztec participated as a minority interest holder in drilling and completion of two wells in excess of 13,500 feet each. The first well (Deep Lake Well No. 2) was “spudded” in April 2005 and cost approximately $3.5 million (gross) to drill to a vertical depth of approximately 14,300 feet. The second well (Deep Lake Well No. 1) was drilled to an approximate vertical depth of 13,600 feet. Both wells were completed into target zones and are now flowing commercial quantities of natural gas and condensate.  Both wells have untapped upper zones which are estimated to contain substantial additional reserves.  Aztec owns a 0.90% net revenue interest in Deep Lake Well No. 1and a 0.875% net revenue interest in Deep Lake Well No. 2.

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

Aztec 2006A Oil & Gas Limited Partnership
During December 2006, Aztec Oil & Gas, Inc. completed the funding of its first drilling partnership, Aztec 2006A Oil & Gas Limited Partnership (“Aztec 2006A LP”), with 22 outside investors.  The multi-well drilling program based in the Doddridge County area of West Virginia commenced drilling in February 2007.  The drilling of all four wells was completed in March 2007.  Perforating, completion and equipment setting was completed on all four wells during March and April 2007 and the wells came on line and started producing May 2007 with a contract in place for both oil and gas sales. Aztec raised $1,132,384, net of related fees of $242,128 and fair value of warrants associated with the private placement, from outside investors toward funding the partnership.

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

ITEM 2. DESCRIPTION OF PROPERTY
Our producing properties consist essentially of working and royalty interests owned by us in various oil and gas wells and leases located in Texas, Pennsylvania, Louisiana and West Virginia:

There are 29 wells in the Pennsylvania Drilling Program (0.4625% net revenue interest) which have been drilled to depths in the range of 3,800 feet.

The Deep Lake No.1 (0.671714% working interest and 0.90% net revenue interest) and Deep Lake No.2 (0.690907% working interest and 0.875% net revenue interest) wells were drilled and both wells are now flowing commercial quantities of natural gas. Both wells have untapped upper zones which are estimated to contain substantial additional commercial after reaching approximately 19,300 feet with many mechanical difficulties.

We have the Freeman #1A, #2A, #3A, and #4A wells in the 2006A Drilling Program (85% working interest and 68% net revenue interest).  These wells are located in West Virginia, have been completed and are currently producing natural gas.

We have the Dailey Hrs. #1 and Hickman #1 wells in the 2006B Drilling Program (100% working interest and 80% net revenue interest).  These wells are located in West Virginia, have been completed and are currently producing limited quantities of natural gas.

We have the Williams #1 and #2 wells in the 2007A Drilling Program (100% working interest and 63% net revenue interest).  These wells are located in West Virginia, have been completed and are currently producing natural gas.

Reserves

Our proved reserves for the year ended August 31, 2008 and are set forth below:

Proved Reserves
	Oil (Bbls)	Gas (MMcf)	Undiscounted Future Net Revenue	Present Value of Proved Reserves Discounted at 10% per year
Proved Developed Producing	-	353,581	$ 1,603,634	$ 242,571
Proved Developed Non Producing	-	-	-	-
Proved Undeveloped	4,520	207,446	345,482	650,362
Total Proved	4,520	561,027	$ 1,949,116	$ 1,038,176

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

Holders
As of August 31, 2008 there were approximately 41 shareholders of record of common stock.

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

The Company feels that their business plan, if successful, will provide sufficient funding to sustain itself for the next twelve months.  However, there can be no assurances to that effect, as the Company has little revenue.  In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs.  There is no assurance additional capital will be available to the Company on acceptable terms.

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

During the year ended August 31, 2008, the Company recorded an impairment of oil and gas properties of $616,161 as compared to $83,203 for the year ended August 31, 2007.  The impairment for the year ended August 31, 2008 was on proved properties related to the 2006B Hickman properties and the Bradley properties.

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

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aztec Oil & Gas, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Aztec Oil & Gas, Inc. as of August 31, 2008 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended.  These financial statements are the responsibility of Aztec’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform each audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Aztec is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Aztec’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aztec as of August 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Aztec will continue as a going concern.  As discussed in Note 3 to the financial statements, Aztec incurred a net loss for the year ended August 31, 2008 and has a working capital deficit and an accumulated deficit at August 31, 2008 which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ GBH CPAs, PC
GBH CPAs, PC
www.gbhcpas.com
Houston, Texas

December 19, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Aztec Oil & Gas, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Aztec Oil & Gas, Inc. as of August 31, 2007 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of Aztec’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aztec as of August 31, 2007 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Malone and Bailey, PC
Malone and Bailey, PC
www.malone-bailey.com
Houston, Texas

December 17, 2007

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

Aztec Oil & Gas, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended August 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (1,109,298)	$ (2,243,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	61,239	1,644,863
Depreciation, depletion, amortization and accretion	149,180	9,005
Impairment of properties	616,161	82,753
Dry well expenses	126,954	-
Minority interest	(397,652)	10,196
Changes in:
Accounts receivable	(121,185)	(54,260)
Prepaid expenses	5,392	15,981
Accounts payable and accrued liabilities	142,138	157,573
Accounts payable and accrued liabilities – related party	213,441	16,097
Salary payable	51,515	7,781
Net cash used in operating activities	(262,115)	(353,786)

Cash Flows from Investing Activities:
Acquisition of oil and gas properties	(1,659,026)	(1,111,509)
Change in restricted cash	740,000	(740,000)
Capital expenditures	(4,728)	-
Refundable subscriptions	200,000	-
Net cash used in investing activities	(723,754)	(1,851,509)

Cash Flows from Financing Activities:
Proceeds from limited partners, net	1,048,522	1,854,885
Distributions to limited partners	(107,101)	(118,500)
Proceeds from notes payable and line of credit	361,583	473,500
Payments on notes payable	(31,583)	-
Net cash provided by financing activities	1,271,421	2,209,885

Net Increase in Cash	285,552	4,590

Cash at Beginning of Year	4,771	181
Cash at End of Year	$ 290,323	$ 4,771

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:
Interest	$ 19,302	$ 15,326
Income taxes	-	-
Non-cash investing and financing transactions
Increase in asset retirement obligation	29,476	-
SAB 108 Adjustment – syndication costs	242,128	-

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

NOTE 3 - STAFF ACCOUNTING BULLETIN NO. 108 (“SAB 108”)
In preparing the financial statements for the year ended August 31, 2008, Aztec identified an uncorrected misstatement arising in 2007, which at the time was considered to be immaterial relative to the net loss incurred for the period. Management believes that this uncorrected misstatement resulted from the incorrect recording of syndication costs recorded as reduction of additional paid-in capital as opposed to minority interest.  In accordance with the provisions of SAB 108, Aztec has increased additional paid-in capital at September 1, 2007 by $242,128 and decreased minority interest at September 1, 2007 by $242,128 to reverse the amount previously recorded.

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

NOTE 6 - OIL AND GAS PROPERTIES
Oil and gas properties, at cost:
	As of August 31,
	2008	2007
Proved leasehold costs	$109,189	$-
Unproved leasehold costs	190,764	49,592
Costs of wells and development	2,757,166	-
Unevaluated capitalized exploratory well costs	-	1,475,458
Capitalized asset retirement costs	29,475	-
Total cost of oil and gas properties	3,086,594	1,525,050
Accumulated depletion, depreciation, amortization and impairment	(962,280)	(198,953)
Oil and gas properties, net	$2,124,314	$1,326,097

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

	Year ended August 31
	2008	2007
Beginning balance	$1,254,544	$-
Total Exploration Well Additions	126,954	1,254,544
Reclassifications to wells, facilities, and equipment based on the determination of proved reserves	(1,254,544)	-
Capitalized exploratory well costs charged to expense	(126,954)	-
Ending Balance	$-	$1,254,544

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

NOTE 9 – LINE OF CREDIT
On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances will be charged at one-half of one percent above the Amegy Bank National Association prime rate.  At August 31, 2008, the prime rate was 5.00%, making the loan rate 5.50%.  As of August 31, 2008 the amount outstanding under this facility was $400,000.  Our chief executive officer has personally guaranteed any amount in excess of the original $200,000 amount.  On August 31, 2008, Aztec extended the line of credit through February 28, 2009.

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

NOTE 11 – WARRANTS AND OPTIONS
During 2007, 1,000,000 options were issued to the officers and directors of the company. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions risk-free interest rate of 3.9%, expected volatility of 161% and a dividend rate of zero.

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

The weighted-average grant-date fair value for the year ended August 31, 2007 was $0.74 per share.  The unrecognized share based compensation cost related to stock option expense at August 31, 2008 is $0.

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

The unrecognized share-based compensation cost related to warrants at August 31, 2008 is $-0- .

NOTE 12 - RELATED PARTY TRANSACTIONS

At August 31, 2008, Aztec has common stock payable of $2,500 for 25,053 shares to be issued Mark Vance. Mr. Vance serves as a Director of Aztec.

At August 31, 2008, Aztec has common stock payable of $6,667 to Larry A. Hornbrook for 135,278 shares to be issued. Mr. Hornbrook serves as Chief Financial Officer of Aztec and compensation is deferred until following year of services in compliance to consulting agreement between Mr. Hornbrook and Company.

At August 31, 2008, Aztec has common stock payable of $3,000 to Ken Lehrer for 30,063 shares to be issued. Mr. Lehrer serves as Sr. Economist and a Director of Aztec.

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

NOTE 13 – COMMITMENTS AND CONTINGENCIES
We currently occupy office space under a lease service agreement dated August 15, 2008 and ending March 31, 2009.  The office is located at One Riverway in Houston, Texas.  Our base rent is $3,249 per month.  For the years ended August 31, 2008 and 2007, Aztec incurred $33,611and $3,422, respectively, for office rental expense.

NOTE 14 - INCOME TAXES
Reconciliation between actual tax expense (benefit) and income taxes computed by applying the U.S. federal income tax rate and state income tax rate to income from continuing operations before income taxes are as follows:

	August 31,
	2008	2007
Computed at U.S. and State statutory rates (34%)	$ (377,000)	$ (311,000)
Permanent differences	(55,000)	-
Changes in valuation allowance	432,000	311,000
Total	$ -	$ -

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred liabilities are presented below:

	August 31, 2008	August 31, 2007
Deferred tax assets:
Net operating loss carry-forwards	$ 748,000	$ 354,000
Oil and gas properties	38,000
Less valuation allowance	(786,000)	(354,000)
Total	$ --	$ --

At August 31, 2008, Aztec had a net operating loss carry-forwards for federal and state income tax purposes of approximately $2,200,000 which will begin to expire, if unused, beginning in 2024. The valuation allowance increased approximately $432,000 and $311,000 for the years ended August 31, 2008 and 2007, respectively.

The above estimates are based upon management's decisions concerning certain elections which could change the relationship between net income and taxable income. Management decisions are made annually and could cause the estimates to vary significantly.

NOTE 15 – SUBSEQUENT EVENT
During October 2008, Aztec issued 224,372 shares of stock for services valued at $13,186.

 SUPPLEMENTAL INFORMATION ON OIL AND GAS PRODUCING ACTIVITIES

(UNAUDITED)

The following supplemental unaudited information regarding Aztec’s oil and gas activities are presented pursuant to the disclosure requirements of SFAS No. 69. The standardized measure of discounted future net cash flows is computed by applying constant prices of oil and gas to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on period-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on period-end statutory tax rates) to be incurred on pre-tax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10% per year to reflect the estimated timing of the future cash flows.

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

**Includes $892,933 attributable to consolidated subsidiaries in which there is a 70% minority interest.

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

Name	Age	Position	Director Since
Franklin C. Fisher, Jr.	68	CEO and Chairman, Director	September 10, 2007

Larry Hornbrook	60	Chief Financial Officer	N/A

Kenneth E. Lehrer	62	Sr. Economist and Director	August 08, 2005

Mark Vance	54	Director	October 25, 2005

Kathryn E. Parks	24	VP and Secretary	N/A

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

 (1) Mr. Blackim was paid $6,600 in stock monthly for services as President and Director of the Company. The number of shares is determined using the average value of the shares traded during the month. Additionally warrants were issued to Kirk Blackim for services for 800,000 shares at exercise prices ranging from $1.00 per share to $2.00 per share.  Mr. Blackim resigned as President and Director effective September 5, 2007.

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

The percentages below are calculated based on 32,692,799 shares of our common stock issued and outstanding as of December 19, 2008.  Unless otherwise indicated, the address of each person listed is c/o Aztec Oil & Gas, Inc., One Riverway, Suite 1700, Houston, Texas 77056.

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

c.	Promoters and Control Persons. The Company has not had a promoter at any time during the past five fiscal years.

ITEM 13. EXHIBITS.

(a) Exhibits

Number	Description

3.1	Articles of Incorporation *

3.2	Bylaws*

21	Subsidiaries of Aztec Oil & Gas, Inc.

31.1	Certifications of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

Audit Fees
The aggregate fees billed by our independent auditors, for  professional services rendered for the audit of our annual financial statements included in our Annual Reports on Form 10-K for the years ended August 31, 2008 and 2007, and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ended November 30, February 29/28, May 31, 2008 and 2007, were:

	2008	2007
GBH CPAs, PC	$ 54,000	$ -
Malone & Bailey PC	$ 46,460	$ 63,074

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

The Board of Directors has considered the nature and amount of fees billed by our Auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining GBH CPAs independence.

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

(Registrant)	AZTEC OIL & GAS, INC.

Date: December 19, 2008	By: /s/ Franklin C. Fisher, Jr.
Name: Franklin C. Fisher, Jr.
Title: Chief Executive Officer and Director (Principal Executive Officer)

Date: December 19, 2008	By: /s/ Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

Date: December 19, 2008	By: /s/ Ken Lehrer
Name: Ken Lehrer
Title: Sr. Economist, Director

Date: December 19, 2008	By: /s/ Mark Vance
Name: Mark Vance
Title: Director