Form 10-Q
period 2008-11-30
AZTEC OIL & GAS, INC.
filed 2009-01-14
CIK 789606

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008.

☐    TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Yes ☑     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer ☐                        Accelerated Filer ☐
    Non-accelerated filer ☐                         Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
    Yes ☐       No ☑

As of January 14, 2009, the issuer had 33,284,385 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS AND EXHIBITS

AZTEC OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS	November 30,2008	August 31, 2008
Current assets:
Cash	$ 91,901	$ 290,323
Accounts receivable	40,141	175,559
Prepaid expenses and other current assets	51,898	8,597
Total current assets	183,940	474,479

Oil and natural gas properties, successful efforts method of accounting net of accumulated depreciation, depletion, amortization and impairment of $1,536,108 and $962,280	1,550,898	2,124,314
Computers and equipment, net of accumulated depreciation of $1,009 and $674, respectively	3,719	4,054
TOTAL ASSETS	$ 1,738,557	$ 2,602,847

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$ 202,409	$ 206,115
Accounts payable and accrued liabilities – related party	291,728	229,538
Salary payable	105,523	59,296
Line of credit	400,000	400,000
Note payable	20,700	-
Refundable subscriptions	-	200,000
Common stock payable	12,167	12,167
Notes payable to related parties	703,560	595,560
Total current liabilities	1,736,087	1,702,676

Asset retirement obligations	31,228	30,812

Total Liabilities	1,767,315	1,733,488

Minority Interest	1,939,125	2,375,973

Stockholders’ Deficit:
Preferred stock, Series A, $.001 par value, 100,000 shares authorized, issued and outstanding	100	100
Common stock, $.001 par value, 100,000,000 shares authorized, 33,192,799 and 32,468,427 shares issued and outstanding, respectively	33,192	32,468
Additional paid-in capital	4,603,041	4,537,525
Accumulated deficit	(6,604,216)	(6,076,707)
Total Stockholders’ Deficit	(1,967,883)	(1,506,614)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 1,738,557	$ 2,602,847

The accompanying notes are an integral part of these financial statements.

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended November 30,
	2008	2007

Oil and gas revenue	$ 80,033	$ 44,045

Operating expenses:
General and administrative	353,573	200,661
Oil and gas expenses	47,316	24,670
Depreciation, depletion, amortization and accretion	44,068	5,520
Impairment of oil and gas properties	530,511	-
Total operating expenses	975,468	(230,851)

Other income (expense)
Interest expense	(23,745)	(16,261)
Interest income	-	22
Total other income / (expense)	(23,745)	(16,239)

NET LOSS BEFORE MINORITY INTEREST	(919,180)	(203,045)

Minority Interest	391,671	(7,825)

NET LOSS	$ (527,509)	$ (210,870)

Net loss per share - basic and diluted	$ (0.02)	$ (0.01)

Weighted average shares outstanding – basic and diluted	32,728,720	30,829,862

The accompanying notes are an integral part of these financial statements.

AZTEC OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(Unaudited)
	Three Months Ended November 30,
	2008	2007
Cash flows from operating activities:
Net loss	$ (527,509)	$ (210,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	66,240	26,860
Depletion, depreciation, amortization and accretion	44,068	5,520
Impairment of properties	530,511
Minority Interest	(391,671)	7,825
Warrant costs related to private placement	-	3,644

Changes in:
Accounts receivable	135,418	42,565
Prepaid expenses	(43,301)	(25,781)
Accounts payable	(3,706)	28,339
Accounts payable – related party	62,190	47,287
Accrued expenses	-	4,413
Salary payable	46,227	-
Net cash used in operating activities	(81,533)	(70,198)

Cash flows from investing activities:
Acquisition of oil and gas properties	(412)	(827,174)
Prepaid well costs	-	5,171
Refunded subscriptions	(200,000)	-
Net cash used in investing activities	(200,412)	(822,003)

Cash flows from financing activities:
Proceeds from limited partners, net	-	77,924
Distributions to limited partners	(45,177)	-
Proceeds from notes payable and line of credit	27,482	95,320
Proceeds from notes payable – related party	108,000	-
Payments on notes payable	(6,782)	(7,078)
Net cash provided by financing activities	83,523	166,166

Net decrease in cash	(198,422)	(726,035)

Cash at beginning of period	290,323	744,771
Cash at end of period	$ 91,901	$ 18,736

Cash paid during the period for:
Interest	$ 8,107	$ 16,261
Income taxes	-	-

Non-cash investing and financing transactions
Subscriptions receivable	$ -	$ 6,623

The accompanying notes are an integral part of these financial statements.

AZTEC OIL & GAS, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Aztec Oil & Gas, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in Aztec’s Annual Report filed with the SEC on Form 10-KSB for the year ended August 31, 2008.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2008 as reported in the Form 10-KSB have been omitted.

NOTE 2 – GOING CONCERN
As shown in the accompanying consolidated financial statements, Aztec incurred a net loss of $527,509 for the three months ended November 30, 2008, has an accumulated deficit of $6,604,216 and a working capital deficit of $1,552,147 as of November 30, 2008. These conditions raise substantial doubt as to Aztec’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Aztec is unable to continue as a going concern.

CSI Energy, LP, a company controlled by our Chief Executive Officer, has committed to funding any operating deficits for the current year.

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company is in the process of establishing a sufficient ongoing source of revenues to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company’s ability to fulfill its business plan.

NOTE 3 - INVESTMENT IN DRILLING PARTNERSHIP
Aztec has a controlling financial interest in the 2006A LP, 2006B LP and 2007A LP therefore, the financial statements of all three partnerships’ are consolidated with those of Aztec and the other partners’ equity is recorded as minority interest.  At November 30, 2008, minority interest was $1,939,125.  Minority interest share of net loss was $391,671 for the three months ended November 30, 2008.

During the three months ended August 31, 2008 Aztec received $200,000 from prospective investors for the Aztec Private Placement Memorandum (the “Memorandum”).  However, this Program expired on August 31, 2008. The terms of the Memorandum required a minimum investment of $1 million to form a limited partnership.  At that time the Company opted not to extend the Program any further as it would interfere with any new offering, even though an extension would allow additional investments necessary in order to meet the minimum $1 million investment. Therefore, during the three months ended November 30, 2008, the Company returned the investments to the investors as per the terms of the Memorandum.

NOTE 4 – OIL AND GAS PROPERTIES
Oil and gas properties at November 30, 2008 and August 31, 2008 consisted of the following:

	November 30, 2008	August 31, 2008
Proved leasehold costs	$ 109,189	$ 109,189
Unproved leasehold costs	190,764	190,764
Costs of wells and development	2,757,578	2,757,166
Capitalized asset retirement costs	29,475	29,475
Total cost of oil and gas properties	3,087,006	3,086,594
Accumulated depletion, depreciation, amortization and impairment	(1,536,108)	(962,280)
Oil and gas properties, net	$ 1,550,898	$ 2,124,314

Aztec reviews proved oil and natural gas properties and other long-lived assets for impairment. These reviews are performed at least annually and more frequently if events and circumstances, (such as downward revision of the reserve estimates or commodity prices) indicate a decline in the recoverability of the carrying value of such properties. Aztec estimates the undiscounted future cash flows expected in connection with the properties and compares such future cash flows to the carrying amount of the properties to determine if the carrying amount is recoverable. When the carrying amounts of the properties exceed their estimated undiscounted future cash flows, the carrying amounts of the properties are reduced to their estimated fair value. The factors used to determine fair value include, but are not limited to, estimates of proved reserves, future commodity prices, the timing of future production, future capital expenditures and a risk-adjusted discount rate. There were asset impairments of $530,511 and $0 recorded for the three months ended November 30, 2008 and 2007, respectively.

NOTE 5 – NOTES PAYABLE AND LINE OF CREDIT
Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our Chief Executive Officer, wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following November 30, 2008.  As part of this arrangement, Aztec holds notes totaling $343,560, payable to CSI.  The notes bear interest at a rates ranging from 2% to 9% per annum and all notes due prior to January 31, 2009 were extended to January 31, 2009.  All notes are due between January 31, 2009 and February 18, 2009.

Aztec holds notes totaling $360,000 payable to our Chief Executive Officer for funds advanced to Aztec.  The notes bear interest rates ranging from 2% to 9% per annum and are due in full on January 31, 2009.

Aztec financed its directors’ and officers’ insurance policy in the amount of $27,482 on September 1, 2008, of which $20,700 remains outstanding as of November 30, 2008.  The note bears an interest rate of 9.12% and matures on August 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances is charged at one-half of one percent above the Amegy Bank National Association prime rate.  At November 30, 2008, the prime rate was four percent (4.00%), making the loan rate four and one-half percent (4.50%).  As of November 30, 2008, the amount outstanding under this facility was $400,000.  Our Chief Executive Officer has personally guaranteed any amount in excess of the original $200,000 amount.  On August 31, 2008, Aztec extended the line of credit through February 28, 2009.

NOTE 6 - ASSET RETIREMENT OBLIGATIONS
The following is a description of the changes to the Company's asset retirement obligations for the three months ended November 30, 2008 and 2007:

	Three months ended November 30,
	2008	2007
Asset retirement obligations at beginning of quarter	$ 30,812	$ -
Additions	-	-
Accretion expense	416	-
Asset retirement obligations at end of quarter	$ 31,228	$ -

NOTE 7 - EQUITY
During the quarter ended November 30, 2008, Aztec issued 169,256 shares of common stock valued at $7,686 for consulting services and 55,116 shares of common stock valued at $5,500 for directors’ fees all of which were for services received prior to the current quarter.  Of these shares, 55,116 common shares were previously reflected as a stock payable.  Aztec also issued 500,000 shares of common stock valued at $20,000 and 1,000,000 warrants valued at $33,054 (based on the Black Scholes valuation model, with inputs consisting of an exercise price of $.20 per share of common stock; a term of two years; volatility of 243.83%; a discount rate of 1.27%; and a dividend yield of 0%) to the President of Aztec for services rendered.  In December, 2008, Aztec issued 91,586 shares of common stock valued at $5,500 for directors’ fees for services received during the current quarter.  All 91,856 shares of common stock were reflected as stock payable as of November 30, 2008.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As used in this Form 10-Q, references to “Aztec”, the “Company”, the “Registrant”, “we”, “our”, or “us” refer to Aztec Oil & Gas, Inc. unless the context otherwise indicates.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements
This Quarterly Report on Form 10-Q (this “Report”) contains forward-looking statements.  For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements.  Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters.  You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,”  “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms.  The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

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

Phase two of Aztec's business plan called for investing in various drilling prospects with industry professionals. Aztec has participated in drilling projects in Texas, Oklahoma, and Louisiana. Seven of the wells have been completed, one is awaiting evaluation and three have been plugged and abandoned. In 2005, before implementing Phase two, Aztec also participated as a minority working interest owner in a multi-well project in Pennsylvania.  As of November 30, 2008, there are 29 wells in production.

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

Limited Partnerships
As of the date of this report Aztec has formed three Limited Partnerships; Aztec 2006A Oil & Gas Limited Partnership (“Aztec 2006A LP”), Aztec 2006B Oil & Gas Limited Partnership (“Aztec 2006B LP”) and Aztec 2007A Oil & Gas Limited Partnership (“Aztec 2007A LP”).  For all three partnerships, Aztec, through its wholly-owned subsidiary, Aztec Energy, LLC (“Aztec Energy”), acts as the Managing General Partner and retains thirty percent ownership interest in each Limited Partnership (for which interest Aztec contributed all leases and paid all tangible drilling costs).  Investors receive 70% - 85% of the cash profits, defined as revenue in excess of expenses, from successful wells drilled within the partnership, with the percentage dependent on the rate of return to investors during the first five years of the partnership.  After three years from the date of the first distribution, investors in the partnerships may request that the Managing General Partner, subject to a 10% of total limitation, financial ability and other terms, repurchase their units at a price equal to three times cash flow for the preceding twelve months.  Another Aztec subsidiary, Aztec Drilling & Operating, LLC, (“ADO LLC”) serves the Partnerships as turnkey drilling contractor and operator.

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

Aztec is focused on drilling known producing regions such as North Central Texas and the Appalachian region of the United States. We intend to participate in such regions with a select number of local, highly experienced operators who have access to leases located in geological trends that have demonstrated substantial historical production, plus potential remaining reserves which have the potential to be exploited in a low-risk, systematic fashion. Such local operators have been, and will in the future be selected by Aztec on the basis of their demonstrated track records for exploiting known oil and natural gas reserves in a timely and cost-effective manner.  Additionally Aztec independently acquires leases and will operate them with its teaming agreement partner, Resaca Resources.

Results of Operations
The Three Months Ended November 30, 2008 Compared to the Three Months Ended November 30, 2007

Oil and Gas Revenues
For the three months ended November 30, 2008, the Company had oil and gas revenues of $80,033 as compared to $44,045 for the same period in 2007.

Oil and Gas Expenses
For the three months ended November 30, 2008, the Company had oil and gas expenses of $47,316 as compared to $24,670 for the same period in 2007.

The increase in both oil and gas revenues and oil and gas expenses between the two periods is due to an increase in the number of producing wells and expenses associated with operations. The increase in oil and gas revenues was also due to the four wells in Doddridge County, West Virginia. These wells had less than one month of production in the quarter ending November 30, 2007 versus a full three months of production in the period ending November 30, 2008.

Depreciation, Depletion and Accretion
Depreciation, depletion and accretion expenses for the three months ended November 30, 2008 and 2007 was $44,068 and $5,520, respectively.  The increase was due to our increase in oil and gas assets and related production.

Impairment of Oil and Gas Properties
Impairment of oil and gas properties for the three months ended November 30, 2008 and 2007 was $530,511 and $0, respectively.  The increase was due to a downward revision of the reserve estimates based on the recent decline in oil and gas prices, which indicated a decline in the recoverability of the carrying value of such properties.

General and Administrative Expenses
General and administrative expenses for the three months ended November 30, 2008 and 2007 was $353,573 and $200,661, respectively.  The increase in general and administrative expenses was due to the increase in salaries, marketing and public relations, and legal fees.

Interest Expense
Interest expense for the three months ended November 30, 2008 and 2007 was $23,745 and $16,261, respectively.  The increase is due to increased borrowing related to funding the Company’s drilling operations and overhead.

Net Loss
Our net loss for the three months ended November 30, 2008 and 2007 was $527,509 and $210,870, respectively.  The increase was primarily attributable to the increase in general and administrative expenses and impairment on oil and gas properties.

Liquidity and Capital Resources
As of November 30, 2008, we had $91,901 in cash as compared to $290,323 as of August 31, 2008.

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

Aztec has not demonstrated profitability to date and anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of expenditures the Company incurs in executing its business strategy. As of November 30, 2008, Aztec had an accumulated deficit of $6,604,216 and expects that its operating expenses will increase as it hones its new business strategy, especially in the areas of acquisitions.

Thus, Aztec will need to generate additional revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that Aztec is unable to adjust operating expense levels accordingly, the Company’s business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company’s operating losses will not increase in the future.

During the three months ended August 31, 2008 Aztec received $200,000 from prospective investors for the Aztec Private Placement Memorandum (the “Memorandum”).  However, this Program expired on August 31, 2008. The terms of the Memorandum required a minimum investment of $1 million to form a limited partnership.  At that time the Company opted not to extend the Program any further as it would interfere with any new offering dated September 14, 2008, even though an extension would allow additional investments necessary in order to meet the minimum $1 million investment. Therefore, during the three months ended November 30, 2008, the Company returned the investments to the investors as per the terms of the Memorandum.

Aztec has an agreement with CSI Energy, LP (“CSI”), a company controlled by our Chief Executive Officer, wherein CSI has agreed to provide Aztec with funds as needed to permit Aztec to meet its monthly operating expenses and other obligations as they become due over the twelve month period following November 30, 2008.  As part of this arrangement, Aztec holds notes totaling $343,560, payable to CSI.  The notes bear interest at a rates ranging from 2% to 9% per annum and all notes due prior to January 31, 2009 were extended to January 31, 2009.  All notes are due between January 31, 2009 and February 18, 2009.

Aztec holds notes totaling $360,000 payable to our Chief Executive Officer for funds advanced to Aztec.  The notes bear interest rates ranging from 2% to 9% per annum and are due in full on January 31, 2009.

Aztec financed its directors’ and officers’ insurance policy in the amount of $27,482 on September 1, 2008, of which $20,700 remains outstanding as of November 30, 2008.  The note bears an interest rate of 9.12% and matures on August 31, 2009.

On May 31, 2007, Aztec executed a loan agreement establishing a line of credit with Amegy Bank National Association.  The line of credit agreement was amended on February 14, 2008 to increase the amount of the line of credit from $200,000 to $400,000.  Interest on any outstanding balances is charged at one-half of one percent above the Amegy Bank National Association prime rate.  At November 30, 2008, the prime rate was four percent (4.00%), making the loan rate four and one-half percent (4.50%).  As of November 30, 2008, the amount outstanding under this facility was $400,000.  Our Chief Executive Officer has personally guaranteed any amount in excess of the original $200,000 amount.  On August 31, 2008, Aztec extended the line of credit through February 28, 2009.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk of loss arising from adverse changes in market rates and prices. We are exposed to risks related to increases in the prices of fuel and raw materials consumed in exploration, development and production. We do not engage in commodity price hedging activities.

Item 4. Controls and Procedures
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

PART II
OTHER INFORMATION

Item 1. Legal Proceedings
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

Item 1A.  Risk Factors
Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended November 30, 2008, Aztec issued 169,256 shares of common stock valued at $7,686 for consulting services and 55,116 shares of common stock valued at $5,500 for directors’ fees all of which were for services received prior to the current quarter.  Of these shares, 55,116 common shares were previously reflected as a stock payable.  Aztec also issued 500,000 shares of common stock valued at $20,000 and 1,000,000 warrants valued at $33,054 (based on the Black Scholes valuation model, with inputs consisting of an exercise price of $.20 per share of common stock; a term of two years; volatility of 243.83%; a discount rate of 1.27%; and a dividend yield of 0%) to the President of Aztec for services rendered.  In December, 2008, Aztec issued 91,586 shares of common stock valued at $5,500 for directors’ fees for services received during the current quarter.  All 91,856 shares of common stock were reflected as stock payable as of November 30, 2008.

Item 3. Defaults upon Senior Securities
None.

Item 4. Submission of Matters to a Vote of Security Holders
There were no matters submitted to a vote of security holders during the fiscal quarter ended November 30, 2008.

Item 5. Other Information
None.

Item 6. Exhibits.
Exhibit Number	Description of Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTEC OIL & GAS, INC.
Date: January 14, 2009	By: /s/ Franklin C Fisher, Jr.
Name: Franklin C Fisher, Jr.
Title: CEO & Chairman (Principal Executive Officer)

Dated: January 14, 2009	By: /s/Larry A. Hornbrook
Name: Larry A. Hornbrook
Title: Chief Financial Officer (Principal Financial Officer)